Form 10QSB
period 1996-09-30
CARDINAL BANKSHARES CORP
filed 1996-11-15
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB

 (Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1996
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.

         Commission File No.   Not yet assigned; This is first filing.

                       CARDINAL BANKSHARES CORPORATION
          (Exact name of the registrant as specified in its charter)

                    Virginia                      54-1804471
           (State of Incorporation)  (I.R.S. Employer Identification No.)

              101 Jacksonville Circle (P. O. Box 215), Floyd VA  24091
                     (Address of principal executive offices)

                                (540) 745-4191
                (Issuer's telephone number, including area code)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X      No

                       APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of September 30, 1996 was 465,536.

      Transitional Small Business Disclosure Format (check one):Yes   No X

                      Page 1 of 14.   There are no Exhibits





               CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
                                 FORM 10-QSB

                                    INDEX

_____________________________________________________________________________


PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

   The consolidated financial statements of Cardinal Bankshares Corporation (the "Company") are set forth in the following pages.


   Consolidated Balance Sheets as of September 30, 1996 and
    December 31,1995........................................................3

   Consolidated Statements of Operations for the Nine Months
    Ended September 30, 1996 and 1995.......................................4

   Consolidated Statements of Operations for the Three Months
    Ended September 30, 1996 and 1995.......................................5

   Consolidated Statements of Stockholders' Equity for the
    Periods Ended September 30, 1996 and 1995...............................6

   Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 1996 and 1995.....................................7-8

   Notes to Consolidated Financial Statements............................9-11



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................11-13



PART II.  OTHER INFORMATION................................................14




       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.











                                                                          2





CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1996 and December 31, 1995
________________________________________________________________________________

                                            September 30,      December 31,
                                                1996               1995
                                            ____________       ____________
                                             (Unaudited)          (Note)
ASSETS
 Cash and due from banks                    $  2,179,052       $  1,907,215
 Federal funds sold                            2,050,000          1,750,000
 Investment securities available for sale     26,703,179         31,387,218
 Investment securities held to maturity;
  market value of $12,844,915 in 1996 and
  $12,702,338 in 1995                         12,932,851         12,610,486
 Loans, net of allowance for credit losses
  of $939,944 in 1996 and $1,134,182 in
  1995 (Note 2)                               82,787,784         78,630,298
 Premises and equipment                        1,594,429          1,526,303
 Accrued income                                  992,251          1,069,484
 Other assets                                  1,716,344          2,019,981
                                             ___________        ___________
          Total assets                      $130,955,890       $130,900,985
LIABILITIES
  Demand deposits                           $ 11,651,933       $ 10,867,355
  NOW deposits                                 7,953,773          8,127,608
  Savings deposits                            18,453,091         18,750,756
  Large denomination time deposits             8,389,418          8,481,053
  Other time deposits                         69,515,148         70,309,866
                                             ___________        ___________
         Total deposits                      115,963,363        116,536,638
  Accrued interest payable                       282,267            252,957
  Other liabilities                              397,573            479,912
                                             ___________        ___________
         Total liabilities                   116,643,203        117,269,507
                                             ___________        ___________
  Commitments and contingencies (Note 3)
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized 1996,
   5,000,000 shares,1995, 2,000,000;issued 465,536
   shares in 1996 and 1995, respectively       4,655,360          4,655,360
  Surplus                                      1,200,000          1,200,000
  Retained earnings                            8,658,357          7,481,589
  Unrealized appreciation (depreciation) on
    investment securities available for sale,
    net of income taxes                         (201,030)           294,529
                                             ___________        ___________
       Total stockholders' equity             14,312,687         13,631,478
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $130,955,890       $130,900,985
                                             ___________        ___________

Note: The Consolidated Balance Sheet as of December 31, 1995 has been taken from the audited financial statements of that date.

See Notes to Consolidated Financial Statements                            3





CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the nine months ended September 30, 1996 and 1995 (Unaudited)
________________________________________________________________________________

                                                        Nine Months
                                                           Ended
                                                       September 30,
                                                       ______________
                                                  1996              1995
                                                  ____              ____
INTEREST INCOME:
    Loans and fees on loans                   $ 5,548,529         $ 5,409,514
    Federal funds sold                            137,125             264,258
    Taxable investment securities               1,626,892           1,503,674
    Investment securities exempt from
      federal tax                                 348,302             232,274
                                               __________          __________
         Total interest income                  7,660,848           7,409,720

INTEREST EXPENSE ON DEPOSITS                    3,978,776           3,709,333
                                               __________          __________
         Net interest income                    3,682,072           3,700,387

PROVISION FOR CREDIT LOSSES                       250,000             370,000
                                               __________          __________
         Net interest income after provision
          for credit losses                     3,432,072           3,330,387

OTHER INCOME:
    Service charges on deposit accounts            87,527              92,202
    Other service charges and fees                  8,001              11,840
    Securities gains                               21,252               4,728
    Other income                                  167,075              47,085
                                               __________          __________
         Total other income                       283,855             155,855

OTHER EXPENSE:
    Salaries and employee benefits              1,280,746           1,148,558
    Occupancy expense                              82,789             113,425
    Equipment expense                             144,774             143,453
    Other expense                                 570,818             688,012
                                               __________          __________
         Total other expense                    2,079,127           2,093,448
                                               __________          __________
         Income before income taxes             1,636,800           1,392,794

Income tax expense                                460,032             384,151
                                               __________          __________
         Net income                           $ 1,176,768         $ 1,008,643

NET INCOME PER SHARE (Note 4)                 $      2.53         $      2.17
/TABLE>


See Notes to Consolidated Financial Statements                              4







CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended September 30, 1996 and 1995 (unaudited)
________________________________________________________________________________

                                                     Three Months
                                                        Ended
                                                     September 30,
                                                     ____________
                                                 1996             1995
                                                 ____             ____
INTEREST INCOME:
    Loans and fees on loans                  $ 1,901,159        $ 1,855,711
    Federal funds sold                            41,184             90,162
    Taxable investment securities                535,775            551,480
    Investment securities exempt from
     federal tax                                 113,357             85,693
                                             ___________         __________
         Total interest income                 2,591,475          2,583,046

INTEREST EXPENSE ON DEPOSITS                   1,319,464          1,333,006
                                             ___________        ___________
         Net interest income                   1,272,011          1,250,040

PROVISION FOR CREDIT LOSSES                       75,000             75,000
                                             ___________        ___________
         Net interest income after
          provision for credit losses          1,197,011          1,175,040

OTHER INCOME:
     Service charges on deposit accounts          30,216             26,396
     Other service charges and fees                3,479              6,527
     Securities gains                            (11,239)             2,355
     Other income                                 46,409             10,222
                                             ___________        ___________
          Total other income                      68,865             45,500

OTHER EXPENSE:
     Salaries and employee benefits              431,225            433,575
     Occupancy expense                            26,733             38,868
     Equipment expense                            59,178             28,379
     Other expense                               193,734            206,438
                                             ___________        ___________
          Total other expense                    710,870            707,260
                                             ___________        ___________
          Income before income taxes             555,006            513,280

Income tax expense                               153,900            142,422
                                             ___________         __________

           Net income                       $    401,106       $    370,858
                                             ___________        ___________
NET INCOME PER SHARE (Note 4)               $       0.86       $       0.80
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            5







CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the nine months ended September 30, 1996 and September 30, 1995 (Unaudited)
________________________________________________________________________________

                                                        UNREALIZED    TOTAL
                                                       APPRECIATION   STOCK-
                        COMMON              RETAINED  (DEPRECIATION)  HOLDERS'
                        STOCK     SURPLUS   EARNINGS    SECURITIES    EQUITY
                      __________  _______  _________  _____________  ________


January 1, 1995       $1,163,840 $1,200,000 $10,029,100  $(311,538) $12,081,402
Net income                                    1,008,643               1,008,643
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                           355,809      355,809
                       _________  _________  __________   ________   __________

September 30, 1995    $1,163,840 $1,200,000 $11,037,743  $  44,271  $13,445,854




January 1, 1996       $4,655,360 $1,200,000 $ 7,481,589  $ 294,529  $13,631,478
Net income                                    1,176,768               1,176,768
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                          (495,559)    (495,559)
                       _________  _________  __________   _________  __________

September 30, 1996    $4,655,360 $1,200,000 $ 8,658,357  $(201,030) $14,312,687


















See Notes to Consolidated Financial Statements                              6






CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 1996 and 1995 (Unaudited)
_______________________________________________________________________________

                                                       NINE MONTHS
                                                          ENDED
                                                       SEPTEMBER 30,
                                                       _____________
                                                   1996              1995
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ 1,176,768       $ 1,008,643
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization               123,600           153,450
      Accretion of discounts on securities,
       net of amortization of premiums            (57,403)          (51,539)
      Amortization of loan fees                   (44,451)          (89,976)
      Provision for credit losses                 250,000           370,000
      Deferred income taxes                       191,465            10,524
      Net realized gains on securities            (21,252)           (4,728)
      Net realized gains on sale of
       other real estate                           (9,696)          (23,055)
      Deferred compensation & pension expense      47,332            53,576
      Changes in assets and liabilities:
       Accrued income                              77,233          (178,794)
       Other assets                               288,523          (364,595)
       Accrued interest payable                    29,310            66,667
       Other liabilities                         (129,671)          192,513
                                               __________       ___________
   Net cash provided by operating activities    1,921,758         1,142,686
                                               __________       ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in federal funds sold           (300,000)          475,000
  Purchases of securities                     (13,758,292)      (19,570,797)
  Sale of securities                            3,264,391
  Maturities of securities                     14,183,383        10,943,549
  Net increase in loans                        (4,370,651)         (394,329)
  Proceeds from sale of other real estate          96,249           432,744
  Purchases of properties and equipment          (191,726)          (89,068)
                                               __________        __________
   Net cash used in investing activities       (1,076,646)       (8,202,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                           313,078        (2,793,661)
  Net increase (decrease) in time deposits       (886,353)       10,154,307
  Dividends paid                                      ---               ---
                                               __________        __________
   Net cash provided by financing activities     (573,275)        7,360,646
                                               __________        __________
   Net increase in cash and cash equivalents      271,837           300,431

CASH AND CASH EQUIVALENTS, BEGINNING            1,907,215         2,211,184
                                               __________        __________
CASH AND CASH EQUIVALENTS, ENDING             $ 2,179,052       $ 2,511,615

See Notes to Consolidated Financial Statements                            7




CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the nine months ended September 30, 1996 and 1995 (Unaudited)
_______________________________________________________________________________

                                                         NINE MONTHS
                                                            ENDED
                                                        SEPTEMBER 30,
                                                        _____________

                                                   1996              1995
                                                   ____              ____
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 3,949,466       $ 3,642,665
                                               __________        __________
 Income taxes paid                            $   182,964       $   373,623
                                               __________        __________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $     7,616       $   358,800

                                               __________        __________

































See Notes to Consolidated Financial Statements                             8






CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

________________________________________________________________________________

ITEM 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

NOTE 1.    BASIS OF PRESENTATION:

     Cardinal Bankshares Corporation (the Company) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of The Bank of Floyd (the Bank). The Bank was acquired by the Company on July 1, 1996 and will be accounted for using the pooling of interests accounting method.

     The consolidated financial statements as of September 30, 1996 and for the periods ended September 30, 1996 and 1995 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Bank's audited financial statements and the notes thereto as of December 31, 1995, included in the Bank's Annual Report for the fiscal year ended December 31, 1995.

     The Bank of Floyd and its wholly owned subsidiary, FBC, Inc. are organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.'s assets and operations consist primarily of a minority interest in a title insurance company. The Bank serves the counties of Floyd, Montgomery, and Roanoke, Virginia and the City of Roanoke, Virginia through two banking offices.

     All significant intercompany accounts and transactions have been elimi-nated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses.

                                                 1996            1995
                                                 ____            ____
      Balance at January 1                   $ 1,134,182     $ 1,264,798
      Provision charged to operations            250,000         370,000
      Recoveries                                  31,859          17,080
      Loans charged off                         (476,097)       (233,912)
                                              __________      __________
         Balance at September 30             $   939,944     $ 1,417,966

                                                                           9






NOTE 2.   ALLOWANCES FOR CREDIT LOSSES, CONTINUED

     Nonperforming loans consist of the following:

                                             SEPTEMBER 30,    December 31,
                                                 1996             1995
                                             ____________     ___________
       Nonaccrual loans                      $   441,863     $   390,907
       Loans 90 days or more past due            262,000          57,155
       Restructured loans                              0               0
                                              __________      __________
          Total nonperforming loans          $   703,863     $   448,062



NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 1996 and 1995 is as follows:

                                                 1996             1995
                                                 ____             ____
      Commitments to extend credit           $ 5,578,372      $ 6,028,101
      Standby letters of credit                  176,000          396,500
                                              __________       __________
                                             $ 5,754,372      $ 6,424,601


NOTE 4.   EARNINGS PER SHARE

     Earnings per share are computed on the weighted average common shares out-standing of 465,536 for the nine months ended September 30, 1996. The weighted average common shares outstanding for the nine months ended September 30, 1995 have been restated to reflect a 4 for 1 stock split during 1995 resulting in 465,536 weighted average common shares outstanding for the period.


NOTE 5.   NET INTEREST INCOME AND AVERAGE BALANCES (THOUSANDS)

     The following schedule presents condensed average balances and the average rates earned and paid by the Company for the nine months ended September 30, 1996 and September 30, 1995.

NOTE 5.   NET INTEREST INCOME AND AVERAGE BALANCES (THOUSANDS), CONTINUED

                                      1996                       1995
                                      ____                       ____
                                   INTEREST                   INTEREST
                                    INCOME/  YIELD/            INCOME/  YIELD/
                           AVERAGE  EXPENSE   COST   AVERAGE   EXPENSE   COST

                           _______  _______  _____   _______   _______  _____
Interest earning assets:
  Loans, net              $ 80,151  $ 5,549  9.25%  $ 78,713   $ 5,410  9.25%
  Taxable investment
    securities              31,420    1,627  6.92     29,315     1,504  6.86
 Nontaxable investment
    securities               9,724      348  4.78      5,877       232  5.28
 Federal funds sold
    and securities
    purchased with
    agreements to resell     3,442      137  5.32      5,961       264  5.93
                           _______   ______  ____    _______    ______  ____
Total interest earning
    assets                $124,737  $ 7,661  8.20%  $119,866   $ 7,410  8.26%

Interest bearing liabilities:
 Demand deposits          $  8,201  $   155  2.52%  $  8,437   $   171  2.71%
 Savings deposits           18,617      431  3.09     21,200       487  3.07
 Time deposits              78,762    3,393  5.75     73,073     3,051  5.58
                           _______   ______  ____    _______    ______  ____
Total interest bearing
    liabilities           $105,580  $ 3,979  5.03%  $102,710   $ 3,709  4.83%
                           _______   ______  ____    _______    ______  ____

Net interest income                 $ 3,682                    $ 3,701
                                     ______                     ______

Net interest differential                    3.17%                      3.43%
                                             ____                       ____

Net yield on interest earning assets         3.94%                      4.13%
                                             ____                       ____


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended September 30, 1996, the Bank earned $401,106 in net income compared to $370,858 for the quarter ended September 30, 1995. The in-crease of $30,248 was due primarily to increases in net interest income and other income.

     For the nine month period ended September 30, 1996, the Bank earned $1,176,768, an increase of $168,125 over the $1,008,643 earned for the nine months ended September 30, 1995. The increase was primarily due to an increase in other income and a reduction in the provision for credit losses which were offset by an increase in income taxes due to an increase in net income.

     Interest income was $2,591,475 and $7,660,848 for the quarter and nine month periods ended September 30, 1996, respectively, compared to $2,583,046 and $7,409,720 for the respective periods of 1995. The quarterly increase was due mainly to an increase of $1.5 million in average earning assets for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The nine month increase was due mainly to an increase of approximately $4.9 million in average earning assets when compared to the nine months ended September 30, 1995.

     Interest expense for the quarter ended September 30, 1996 was $1,319,464 down $13,542 from $1,333,006 for the quarter ended September 30, 1995. The decrease was due to a decrease of approximately $621,000 in average interest bearing liabilities when compared to the quarter ended September 30, 1995. Interest expense for the nine months ended September 30, 1996, increased $269,443 to $3,978,776 from $3,709,333 for the nine months ended September 30, 1995. The increase was due to an increase of approximately $2.9 million in average interest bearing liabilities and an increase of 20 basis points in the rate paid on these liabilities when compared to the nine months ended September 30, 1995.

     Net interest income increased $21,971 to $1,272,011 for the quarter ended September 30, 1996 compared to $1,250,040 for the quarter ended September 30, 1995. The change in net interest income is the result of an overall increase in net average earning assets of $2.1 million when compared to the quarter ended September 30, 1995. Net interest income decreased $18,315 to $3,682,072 for the nine months ended September 30, 1996 from $3,700,387 for the nine months ended September 30, 1995 as the interest margin earned on average earning assets slipped from 4.13% for the nine months ended September 30, 1995 to 3.94% for the nine months ended September 30, 1996. This decrease in interest margin was offset by an increase of $4.9 million in average earning assets for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995.

     The provision for credit losses was $75,000 for both the quarter ended September 30, 1995 and September 30, 1996. The provision decreased by $120,000 to $250,000 from $370,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. Management believes the provision and the resulting allowance for credit losses is adequate.

     Other income was $68,865 and $283,855 for the quarter and nine month periods ended September 30, 1996 respectively, compared to $45,500 and $155,855 for the same periods in 1995. The quarterly increase was due mainly to an increase of $15,464 in commissions on sales of title insurance, an increase of $13,894 in net income earned on the operations of other real estate owned and an increase in service charges on deposit accounts of $3,820 which were offset by a decrease of $13,594 in gains on sales of securities. The nine month increase was due to an increase of $68,209 in commissions on sale of title insurance, an increase of $48,492 in net income earned on the operations of other real estate owned and a $16,524 increase in gains on sales of securities.

RESULTS OF OPERATIONS, CONTINUED

     Other expense stayed relatively flat for the quarter and nine month periods ended September 30, 1996 compared to the same periods in 1995. The quarterly increase was $3,610 (0.5%) while the nine month decrease was $14,321 (0.7%). The quarterly increase was due mainly to an increase of $18,664 in occupancy and equipment expenses due to the installation of 2 Automated Teller Machines and repairs and maintenance to the main office building, offset by a decrease of $16,231 in legal and professional fees. The nine month decrease was due to a decrease in FDIC premiums of $113,663 and a decrease in occupancy and equipment expenses of $29,315 offset by a $132,188 increase in salaries and benefits. The increase in salaries and benefits are attributable to normal annual increases in base compensation plus the increasing costs of health insurance and other employee benefits.

     Income taxes increased $11,478 to $153,900 for the quarter ended September 30, 1996 from $142,422 for the quarter ended September 30, 1995 and $75,881 to $460,032 for the nine month period ended September 30, 1996 from $384,151 for the nine months ended September 30, 1995. The increases were attributed to the higher level of income achieved for the quarter and nine month periods ended September 30, 1996 compared to the same periods in 1995.


CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 1996 were $130,955,890 compared to $130,900,985 at December 31, 1995. Net loans have increased by $4.2 million due to solid loan demand. The loans were funded by lower yielding investments that had either matured or were sold. Deposits have dropped by $573,000 as management held the line on the pricing of deposits and some of the more rate sensitive certificates of deposit were not renewed.


CAPITAL ADEQUACY

     Shareholder's equity amounted to $14,312,687 at September 30, 1996, an increase of $681,209 over the December 31, 1995 balance of $13,631,478. The increase was a result of the earnings for the nine months offset by a decrease in the market value of securities that are classified as available for sale.

     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At September 30, 1996 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 17.02%, a ratio of total capital to risk-weighted assets of 18.12% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended September 30, 1996 of 11.07%.

                                  PART II
                             OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     There are no matters pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 2.     CHANGES IN SECURITIES

     (a)    Not applicable.

     (b)    Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           None.

     (b)   Reports on Form 8-K

           None.



                                 SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARDINAL BANKSHARES CORPORATION


Date:   November 8, 1996               By:  Ronald Leon Moore
                                            Signature
                                            President and Chief
                                            Executive Officer


Date:   November 8, 1996               By:  James A. Chapman
                                            Signature
                                            Vice President and Chief
                                            Financial Officer