Form 10KSB
period 1996-12-31
CARDINAL BANKSHARES CORP
filed 1997-03-28
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB

(Mark One)

__X__ Annual Report under Section 13 or 15(d) of the Securities Exchange Act 1934 (Fee required). For the fiscal year ended December 31, 1996.
                                         or
_____ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

       For the transition period from _____ to _____

       Commission file No. _0-28780_

                         Cardinal Bankshares Corporation
                 (Name of small business issuer in its charter)

                 Virginia                              54-1804471
         (State or other jurisdiction                (IRS Employer
       of incorporation or organization            Identification No.)

                101 Jacksonville Circle, Floyd, Virginia  24091
                   (Address of principal executive offices)

                               (540) 745-4191
                 Issuer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $10.00 per share
                    ________________________________________
                                  Title of Class

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes__X__     No_____

     Check if there is no disclosure of delinquent filers in response to
Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $10,362,000

     The aggregate market value of the voting stock as of March 26, 1997, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $18,977,895.

     465,536 shares of the Issuer's common stock were issued and outstanding as of March 26, 1997.

     Transitional Small Business Disclosure Format.  (Check one):
         Yes_____  No__X__

                       DOCUMENTS INCORPORATED BY REFERENCE
The annual report to security holders for fiscal year ended December 31, 1996 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and
Part III, Item 13. The issuer's Proxy Statement dated March 31, 1997 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, and 12.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
________________________________

    (A)  BUSINESS DEVELOPMENT

    Cardinal Bankshares Corporation (the Company) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of The Bank of Floyd (the Bank). The Bank was acquired by the Company on June 30, 1996.

    The Bank was organized as a state chartered bank on February 24, 1951 through the consummation of a plan of consolidation between two state chartered community banks then operating in Floyd County, Virginia.

    The Bank and its wholly-owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.'s assets and operations consist primarily of a minority interest in a title insurance company.

    (B)  DESCRIPTION OF THE BUSINESS

    The principal business of the Company and Bank is to provide compre-hensive individual and corporate banking services through its main office in Floyd, Virginia, and its branch in Roanoke, Virginia.
    Effective April 6, 1994, the Bank acquired a 7-1/2% interest in Virginia Title Center, LLC (a title insurance company) through its acquisition by FBC, Inc. (a wholly owned subsidiary of the Bank). FBC, Inc. has no significant assets or operations other than its interest in Virginia Title Center, LLC.

    (1)  SERVICES

    The Bank is a full service retail commercial bank offering a wide range of services, including demand and time deposits as well as installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies.

    (2)  COMPETITIVE CONDITIONS

    The banking business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 1996, there were two commercial banks (one of which is the Bank) operating a total of two offices in Floyd County, Virginia. The competing institution is not locally owned.

    Floyd County generates approximately 70% of the Bank's total deposits.
    In the other parts of the Bank's trade area (the Virginia Counties of Roanoke and Montgomery and the City of Roanoke, Virginia), there are a number of locally owned community banks, statewide banking organizations, and affiliate banks of southeast regional bank holding companies in operation.

    (3)  MATERIAL CUSTOMERS

    Deposits are derived from a broad base of customers in its trade area. No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Bank.

    The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $1,500,000. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to customers who are motel and bed-and-breakfast owners and operators. Total loans and loan commitments to this industrial group amounted to approximately $5,600,000 and $4,500,000 at December 31, 1996 and 1995, respectively.

<page2>

    (B)  DESCRIPTION OF BUSINESS, CONTINUED

    (4)  RIGHTS

    No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

    (5)  NEW SERVICES

    The Company has expended no material dollars on research activities relating to new lines of business in the last two years and has not announced any new line of business which will require an investment of material assets.

    (6)  ENVIRONMENTAL LAWS

    Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company's capital expenditures, earnings or competitive position.

    (7)  EMPLOYEES

    The Bank had 17 officers, 31 full-time employees and four part-time employees as of December 31, 1996. Employee relations have been good.

ITEM 2.  DESCRIPTION OF PROPERTY
________________________________

    The present headquarters of the Company consists of a three-story brick building, with approximately 21,200 square feet of floor space located at 101 Jacksonville Circle, Floyd, Virginia. The Bank also operates a branch office in Roanoke, Virginia. All facilities are owned by the Bank and each has drive-up facilities.

    The Bank also owns a three-story brick building adjacent to its main office which serves primarily as community meeting rooms and off-site data backup storage.

<page3>

ITEM 3.  LEGAL PROCEEDINGS
__________________________

    Neither the Company nor the Bank or its subsidiary are a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank or its subsidiary.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
___________________________________________________________

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
_________________________________________________________________

    (A) No active public market presently exists for the common stock of the Bank. Transfers of the common stock occur from time to time, but management has no direct access to the prices realized in those trades. Based on information available to the Bank concerning such trading, the following table shows the trading ranges of the Common Stock for the previous five years. The table has been adjusted for the effects of a four for one stock split in 1995.

                Year               High              Low
                ____              ______            ______
                1996              $48.00            $39.00
                1995              $39.00            $23.75
                1994              $23.75            $22.50
                1993              $23.00            $22.50
                1992              $23.75            $22.50

    (B) The approximate number of holders of the Bank's 465,536 Common Stock Securities as of December 31, 1996, is 505.

    (C) Dividends are paid yearly on December 31. Dividends paid for 1996 were $1.03 and 1995 were $0.97 per share (adjusted for the effects of a four for one stock split in 1995) owned. The Company's ability to declare and pay dividends in the future will be dependent upon its consolidated income and fiscal condition, tax considerations, and general business condition. Subject to these considerations, dividends may be declared only in the discretion of the Board of Directors. The Company presently expects that dividends will continue to be paid in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
____________________________________________

    The information required under this item is incorporated by reference to the Company's Annual Report to Stockholders, Exhibit 13.1, pages 23-40 and inside front cover.

ITEM 7.  FINANCIAL STATEMENTS
_____________________________

    The following consolidated financial statements of the registrant and the independent Auditor's Report set forth on pages 2 through 22 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference:

    (1)  Independent Auditor's Report

    (2)  Consolidated Balance Sheets as of December 31, 1996 and 1995

    (3) Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994

    (4) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

    (5) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

    (6)  Notes to Consolidated Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
________________________________________________________________________
         FINANCIAL DISCLOSURE
         ____________________

    NONE

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
______________________________________________________________________
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         _________________________________________________

    The Executive Officer of the Company as of December 31, 1996 is listed on page 3 of the Company's Proxy statement dated March 31, 1997 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption "Election of Directors" on page 2 of The Company's Proxy statement dated March 31, 1997, which information is incorporated herein by reference.

    The disclosure required by item 405 of regulation S-K is set out under the caption "Beneficial Ownership Reporting Compliance" section 16(a) on page 5 of the Company's Proxy Statement dated March 31, 1997, which information is incorporated by reference.

<page5>


ITEM 10.  EXECUTIVE COMPENSATION
________________________________

    The information set forth under "Executive Compensation" and "Directors Meetings, Committees and Fees" on page 4 of the Company's Proxy State-ment dated March 31, 1997 is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________

    The information set forth under "Ownership of Common Stock" on pages 3, 4 and 5 of the Company's Proxy Statement dated March 31, 1997 is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________

    The information contained under "Certain Transactions" on page 5 of the Company's Proxy Statement dated March 31, 1997 is incorporated herein by reference.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
__________________________________________

    (a)  The following documents are filed as part of the report:

                                            1996 Annual Report
                                         To Stockholders Pages(s)*
                                         _________________________

    1.  Financial Statements:
        ____________________
        Independent Auditors' Report                 2

        Consolidated Balance Sheets
        December 31, 1996 and 1995                   3

        Consolidated Statements of Income
        Years ended December 31, 1996,
        1995, and 1994                               4

        Consolidated Statements of Stock-
        holders' Equity-Years ended
        December 31, 1996, 1995, and 1994            5

        Consolidated Statements of Cash
        Flows-Years ended December 31,
        1996, 1995, and 1994                         6

        Notes to Consolidated Financial
        Statements                                 7 - 22

*Incorporated by reference from the indicated pages of the 1996 Annual Report to Stockholders

<page6>


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K, CONTINUED
_____________________________________________________

    2.  Financial Statement Schedules:
        _____________________________

        All schedules are omitted as the
        required information is inapplicable
        or the information is presented in
        the Consolidated Financial Statements
        or related notes.

    3.  Exhibits
        ________

        The exhibits filed as part of this
        report and exhibits incorporated
        herein by reference to other
        documents are listed in the Index
        to Exhibits to this Annual Report
        on Form 10-KSB.

        REPORTS ON FORM 8-K
        ___________________

        None.

        EXHIBITS
        ________

        See Item 13(a)3 above.

        FINANCIAL STATEMENT SCHEDULES
        _____________________________

        See Item 13(a)2 above.

<page7>

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CARDINAL BANKSHARES CORPORATION

Date:  March 26, 1997                   By: s/ Ronald Leon Moore
                                            ____________________
                                            Ronald Leon Moore
                                            President and CEO


In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title                 Date
       _________                     _____                 ____
                            Director, President and
                            Chief Executive Officer
                            (principal financial and
s/Ronald Leon Moore              accounting officer).        3/26/97
___________________
Ronald Leon Moore

s/K. Venson Bolt                      Director              3/26/97
________________
K. Venson Bolt

s/J. H. Conduff                       Director              3/26/97
_______________
J. H. Conduff

s/W. R. Gardner, Jr.                  Director              3/26/97
____________________
W. R. Gardner, Jr.

s/C. W. Harman                        Director              3/26/97
______________
C. W. Harman

s/Kevin D. Mitchell                   Director              3/26/97
___________________
Kevin D. Mitchell

s/Dorsey H. Thompson                  Director              3/26/97
____________________
Dorsey H. Thompson

s/J. T. Williams, Jr.                 Director              3/26/97
_____________________
J. T. Williams, Jr.

<page8>


                                INDEX TO EXHIBITS


                                                           PAGE NO. IN
EXHIBIT NO.               DESCRIPTION                   SEQUENTIAL SYSTEM
___________               ___________                   _________________
   13.1             1996 Annual Report to Stock-
                    holders (Such Report, except
                    to the extent incorporated
                    herein by reference, is being
                    furnished for the information
                    of the Commission only and is
                    not deemed to be filed as part
                    of this Report on Form 10-KSB).              ---

    3.1             Cardinal Bankshares Corporation,     Incorporated by
                    Articles of Incorporation            reference to the
                                                         Company's Registration
                                                         on Form 8-A, filed
                                                         August 16, 1996

    3.2             Cardinal Bankshares Corporation
                    by-laws                                      ---

   21.1             Subsidiaries of Cardinal
                    Bankshares Corporation                       ---

   27.1             Financial Data Schedule                      ---


<page9>

FINANCIAL HIGHLIGHTS SUMMARY1
________________________________________________________________________________

                         1996      1995      1994      1993      1992
                       ________  ________  ________  ________  ________
SUMMARY OF OPERATIONS
 Interest income       $  10,289 $  10,003  $  8,724 $   7,975  $  7,905
 Interest expense          5,307     5,060     3,887     3,609     4,116
                       _________  ________  ________  ________  ________
 Net interest income       4,982     4,943     4,837     4,366     3,789
 Provision for loan
  losses                     325       136       255       300       845
 Other income                343       225       233       169       250
 Other expense             2,823     3,088     2,811     2,570     2,223
 Income taxes                594       548       564       447       123
                       _________  ________  ________  ________  ________
     Net income        $   1,583  $  1,396  $  1,440  $  1,218  $    848

PER SHARE DATA2

 Net income            $    3.40  $   3.00  $   3.09  $   2.62  $   1.82
 Cash dividend
  declared                  1.03       .97       .95       .90      .875
 Book value                31.22     29.28     25.95     24.78     22.76

YEAR-END BALANCE SHEET SUMMARY

 Loans, net            $  85,372  $ 78,630  $ 79,635  $ 73,187  $ 65,731
 Securities               43,722    43,998    31,449    34,752    25,690
 Total assets            136,422   130,901   122,097   119,598   105,710
 Deposits                118,424   116,537   109,299   107,313    94,562
 Stockholder's equity     14,535    13,631    12,081    11,537    10,597

 Interest earning
  assets               $ 130,458  $125,121  $115,872  $112,881  $ 98,427
 Interest bearing
  liabilities            108,639   105,669    98,394    96,283    84,708

SELECTED RATIOS

 Return on average
  assets                    1.2%      1.1%      1.2%      1.1%       .8%
 Return on average
  equity                   11.6%     10.7%     12.7%     10.9%      8.0%
 Dividends declared as
  percent of net
  income                   30.3%     32.4%     29.3%     34.4%     48.1%

_______________________
    1    In thousands of dollars, except per share data.
    2    Adjusted for the effects of a four for one stock split
   in 1995.

<page inside front cover>



1996 ANNUAL REPORT
________________________________________________________________________________


TABLE OF CONTENTS


Letter to Stockholders......................................................1

Independent Auditor's Report................................................2

Consolidated Balance Sheets.................................................3

Consolidated Statements of Income...........................................4

Consolidated Statements of Changes in Stockholders' Equity..................5

Consolidated Statements of Cash Flows.......................................6

Notes to Consolidated Financial Statements..................................7

Management's Discussion of Financial Condition and Results of Operations...23

Directors and Officers.....................................................42

Staff......................................................................43

Stockholder Information.....................................Inside Back Cover

                         CARDINAL BANKSHARES CORPORATION
                               POST OFFICE BOX 215
                             FLOYD, VIRGINIA  24091


Dear Shareholders:


We are pleased to present our first financial report on Cardinal Bankshares Corporation. Our financial figures are audited and certified by our accounting firm of Larrowe, Cardwell & Company, L.C.

Nineteen ninety six was a strong and record earnings year. After tax income amounted to $1,582,920.00, an increase of $187,340.00 over 1995 earnings of $1,395,580.00.

Net income per share increased from $3.00 in 1995 to $3.40 in 1996. Our dividend also increased from $.97 in 1995 to $1.03 in 1996 (adjusted for 1995 stock split). This was the fifth year of increased dividends to our stockholders.

Return on average assets 1.2% and return on average equity 11.6% continued to be strong. An equity to ending assets of 10.65% indicates that your company is very strong.

Loan and deposit growth continued at a solid but moderate pace. Deposit growth was somewhat slower than loan growth. There continues to be intense competition for deposits. Commercial banks continue to compete for deposits to service loan volume. The competition from non-bank sources continue to erode the deposit base in commercial banks. For the first time in history, alternative financial products now exceed deposits in commercial banks.

This year was also another year of hard work and dedication by the staff and directors. In August we opened our first automated banking machines, one at Cave Spring office and one at your main office in Floyd. Annuity products were introduced and our long term secondary market real estate program began. Building improvements included the installation of an elevator at our main office. Plans were approved for a branch in Willis, Virginia and Hillsville, Virginia.

We appreciate the support and faithful cooperation of our stockholders and Board of Directors. The accomplishments of the past year reflect credit on them as well as on all members of our loyal staff. To all these and the many other friends of the Bank who helped make 1996 a successful year, we express our gratitude.

Sincerely,



Leon Moore                      J. H. Conduff
President and CEO               Chairman of the Board

<page1>


                         LARROWE, CARDWELL & COMPANY, LC
                               POST OFFICE BOX 706
                             GALAX, VIRGINIA  24333



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Cardinal Bankshares Corporation
Floyd, Virginia

We have audited the consolidated balance sheets of Cardinal Bankshares Corpo-ration and subsidiaries as of December 31, 1996 and 1995 and the related con-solidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These con-solidated financial statements are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Bankshares Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


LARROWE, CARDWELL & COMPANY, LC

Galax, Virginia
January 10, 1997

<page2>


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 and 1995
________________________________________________________________________________

ASSETS                                               1996         1995
                                                  _____________  _____________
Cash and due from banks                           $   2,749,552  $   1,907,215
Federal funds sold                                      500,000      1,750,000
Investment securities available
 for sale                                            30,338,456     31,387,218
Investment securities held to maturity               13,383,394     12,610,486
Loans, net of allowance for loan
 losses of $1,002,455 in 1996 and
 $1,134,182 in 1995                                  85,372,459     78,630,298
Property and equipment, net                           1,560,582      1,526,303
Accrued income                                        1,053,576      1,069,484
Other assets                                          1,463,702      2,019,981
                                                  _____________  _____________
                                                  $ 136,421,721  $ 130,900,985
                                                  _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Demand deposits                                      12,585,858     10,867,355
NOW deposits                                          8,572,681      8,127,608
Savings deposits                                     17,905,685     18,750,756
Large denomination time deposits                     10,693,230      8,481,053
Other time deposits                                  68,666,993     70,309,866
                                                  _____________  _____________
                                                    118,424,447    116,536,638

Short-term debt                                         400,000              -
Long-term debt                                        2,400,000              -
Accrued interest payable                                247,000        252,957
Other liabilities                                       415,355        479,912
                                                  _____________  _____________
                                                    121,886,802    117,269,507
                                                  _____________  _____________
Commitments and contingencies

STOCKHOLDERS' EQUITY

Common stock, $10 par value; 2,000,000
 shares authorized;  465,536 shares
 issued in 1996 and 1995                              4,655,360
Surplus                                               1,200,000      1,200,000
Retained earnings                                     8,585,007      7,481,589
Unrealized appreciation on investment
 securities available for sale, net
 of income taxes                                         94,552        294,529
                                                  _____________  _____________
                                                     14,534,919     13,631,478
                                                  _____________  _____________
                                                  $ 136,421,721  $ 130,900,985
                                                  _____________  _____________




See Notes to Consolidated Financial Statements

<page3>



CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
________________________________________________________________________________

                                            1996         1995          1994
                                         ___________  ___________  ___________
INTEREST INCOME:
 Loans and fees on loans                 $ 7,472,380  $ 7,255,003  $ 6,624,500
 Federal funds sold and securities
  purchased under agreements to resell       169,334      323,657      167,291
 Investment securities:
  Taxable                                  2,177,067    2,086,981    1,654,626
  Exempt from federal income tax             469,751      337,088      277,447
                                         ___________  ___________  ___________
                                          10,288,532   10,002,729    8,723,864

INTEREST EXPENSE ON DEPOSITS               5,306,591    5,059,503    3,886,861
                                         ___________  ___________  ___________
 Net interest income                       4,981,941    4,943,226    4,837,003

PROVISION FOR LOAN LOSSES                    325,000      135,958      255,000
                                         ___________  ___________  ___________
 Net interest income after provision
  for loan losses                          4,656,941    4,807,268    4,582,003
                                         ___________  ___________  ___________

NONINTEREST INCOME:
 Service charges on deposit accounts         114,280      120,521      116,377
 Other service charges and fees               27,411       13,493       15,232
 Securities gains (losses)                     5,856        4,728         (211)
 Other income                                195,741       86,304      101,526
                                         ___________  ___________  ___________
                                             343,288      225,046      232,924
                                         ___________  ___________  ___________

NONINTEREST EXPENSE:
 Salaries and employee benefits            1,754,020    1,576,139    1,497,445
 Occupancy expense                           122,006      104,082      124,029
 Equipment expense                           230,367      183,223      153,022
 Other expense                               717,169    1,225,139    1,037,042
                                         ___________  ___________  ___________
                                           2,823,562    3,088,583    2,811,538
                                         ___________  ___________  ___________
   Income before income taxes              2,176,667    1,943,731    2,003,389

INCOME TAX EXPENSE                           593,747      548,151      563,524
                                         ___________  ___________  ___________
                                         $ 1,582,920  $ 1,395,580  $ 1,439,865
                                         ___________  ___________  ___________
Net income per common share              $      3.40  $      3.00  $      3.09
                                         ___________  ___________  ___________

See Notes to Consolidated Financial Statements
<page4>


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
________________________________________________________________________________

                                                       Unrealized
                                                      Appreciation
                     Common                Retained  (Depreciation)
                      Stock     Surplus     Earnings    Securities   Total
                   ___________ ___________ ___________ __________ ____________
DECEMBER 31, 1993  $ 1,163,840 $ 1,200,000 $ 9,031,495 $  141,714  $11,537,049

 Net Income                  -           -   1,439,865          -    1,439,865
 Dividends paid
  ($3.80 per share)          -           -    (442,260)         -     (442,260)
 Net change in unrealized
  depreciation on in-
  vestment securities
  available for sale,
  net of income taxes        -           -           -   (453,252)    (453,252)
                   ___________ ___________ ___________ __________  ___________
DECEMBER 31, 1994    1,163,840   1,200,000  10,029,100   (311,538)  12,081,402

 Net income                  -           -   1,395,580          -    1,395,580
 Dividends paid
  ($.97 per share)           -           -    (451,571)         _     (451,571)
 Stock split (4 for 1)
  effected in the form
  of a dividend      3,491,520           -  (3,491,520)         -            -
 Net change in
  unrealized ap-
  preciation on in-
  vestment securities
  available for
  sale, net of
  income taxes               -           -           -    606,067      606,067
                   ___________  __________  __________  _________  ___________
DECEMBER 31, 1995    4,655,360   1,200,000   7,481,589    294,529   13,631,478

 Net income                  -           -   1,582,920          -    1,582,920
 Dividends paid
  ($1.03 per share)          -           -    (479,502)         -     (479,502)
 Net change in un-
  realized appreci-
  ation on investment
  securities availa-
  ble for sale, net
  of income taxes            -           -           -   (199,977)    (199,977)
                   ___________  __________  __________  _________  ___________
DECEMBER 31, 1996  $ 4,655,360  $1,200,000  $8,585,007  $  94,552  $14,534,919
                   ___________  __________  __________  _________  ___________




See Notes to Consolidated Financial Statements

<page5>


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, 1994
________________________________________________________________________________

                                              1996        1995        1994
                                         ___________  ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                              $ 1,582,920  $ 1,395,580  $ 1,439,865
 Adjustments to reconcile net income
  to net cash provided by operations:
    Depreciation and amortization            166,307      155,058      167,281
    Accretion of discount on securities,
     net of amortization of premiums         (73,699)     (72,053)     (42,459)
    Provision of loan losses                 325,000      135,958      255,000
    Other valuation provision                      -            -       30,000
    Deferred income taxes                    168,713      (27,821)      31,872
    Net realized (gains) losses on
     securities                               (5,857)      (4,728)         211
    Deferred compensation and pension
     expense                                  38,989      (22,352)       8,987
    Changes in assets and liabilities:
       Accrued income                         15,908     (223,256)    (136,729)
       Other assets                          529,779      811,262    1,147,135
       Accrued interest payable               (5,957)     (60,599)      30,314
       Other liabilities                    (103,546)      99,652       40,033
                                         ___________  ___________  ___________
           Net cash provided by
            operating activities           2,638,557    2,186,701    2,971,510

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in federal
  funds sold                               1,250,000    2,300,000     (300,000)
 Purchases of investment securities      (19,551,812) (24,972,526) (11,383,265)
 Sales of investment securities            3,466,994            -      497,500
 Maturities of investment securities      16,137,232   13,418,835   13,544,795
 Net increase in loans                    (7,106,355)      97,732   (6,743,759)
 Purchases of property and equipment        (200,586)    (120,646)     (17,303)
                                         ___________  ___________  ___________
           Net cash used in
            investing activities          (6,004,527)  (9,276,605)  (4,402,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand,
  NOW, and savings deposits                1,318,505   (4,948,210)  (2,924,546)
 Net increase in time deposits               569,304   12,185,716    4,910,525
 Net increase in short-term debt             400,000            -            -
 Net increase in long-term debt            2,400,000            -            -
 Dividends paid                             (479,502)    (451,571)    (442,260)
                                         ___________  ___________  ___________
            Net cash provided by
             financing activities          4,208,307     6,785,935   1,543,719
                                         ___________  ____________  __________
            Net increase (decrease)
             in cash and cash
             equivalents                     842,337      (303,969)    113,197

CASH AND CASH EQUIVALENTS, BEGINNING       1,907,215     2,211,184   2,097,987
                                         ___________  ____________ ___________
CASH AND CASH EQUIVALENTS, ENDING        $ 2,749,552  $  1,907,215 $ 2,211,184
                                         ___________  ____________ ___________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                           $ 5,312,548  $ 5,046,091  $ 3,856,547
                                         ___________  ___________  ___________
 Income taxes paid                       $   357,964  $   622,455  $   575,782
                                         ___________  ___________  ___________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
  settlement of loans                    $    39,194  $   770,553  $    40,873
                                         ___________  ___________  ___________

See Notes to Consolidated Financial Statements
<page6>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cardinal Bankshares Corporation (the Company) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of The Bank of Floyd (the
Bank).  The Bank was acquired by the Company on June 30, 1996.

The Bank of Floyd and its wholly-owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. The Bank serves the counties of Floyd, Montgomery and Roanoke, Virginia and the City of Roanoke, Virginia, through two banking offices. FBC, Inc.'s assets and operations consist primarily of a minority interest in a title insurance company.

The accounting and reporting policies of the Company, the Bank and FBC, Inc. follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the Bank and FBC, Inc.. All material intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

The majority of the Company's loan portfolio consists of loans in Southwest Virginia. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but is influenced by the agricultural, textile and governmental segments.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company's allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

CASH AND CASH EQUIVALENTS

For purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

<page7>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

TRADING SECURITIES

The Company does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

SECURITIES HELD TO MATURITY

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates.

SECURITIES AVAILABLE FOR SALE

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale se-curities are reported as a net amount in a separate component of stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their out-standing principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount out-standing. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying col-lateral, and current economic conditions.
<page8>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PROPERTY AND EQUIPMENT

Land is carried at cost. Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimate useful lives:

                                                         Years
                                                         _____
      Buildings and improvements                         20-40
      Furniture and equipment                             5-20

FORECLOSED PROPERTIES

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valu-ations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is in excess of 36 months.

PENSION PLAN

The Bank maintains a noncontributory defined benefit pension plan covering all employees who meet eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of service. Plan benefits are based on final average compensation and years of service. The funding policy is to contribute the maximum deductible for Federal income tax purposes.

INCOME TAXES

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred taxes assets and liabilities are adjusted through the provision for income taxes.

Deferred income tax liability relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment se-curities available for sale is recorded in other liabilities (assets). Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liability or asset is also recorded as an adjustment to equity.

EARNING PER COMMON SHARE

Net income per share is computed based on the weighted average number of shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

FINANCIAL INSTRUMENTS

All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.

<page9>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FINANCIAL INSTRUMENTS, CONTINUED

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The Bank does not utilize interest-rate exchange agreements or interest-rate futures contracts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are esti-mated using a discounted cash flow analysis that applies interest rates currently offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Available-for-sale and held-to-maturity securities: Fair values for securi-ties, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Short-term and long-term debt: The carrying amounts of short-term debt approximate their fair values. The fair values for long-term debt are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms.

<page10>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximates fair value.

RECLASSIFICATION

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current year. Net income and stockholders' equity previously reported were not affected by these reclassifications.

NOTE 2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $537,000 and $455,000 for the two week periods including
December 31, 1996 and 1995, respectively.

NOTE 3.  SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 follow:

                                Amortized  Unrealized Unrealized      Fair
1996                              Cost        Gains     Losses       Value
____                          ____________  _________  _________  ____________
AVAILABLE FOR SALE:
 U.S. Treasury securities     $    979,311  $       -  $     745  $    978,566
 U.S. Government agency
  securities                    13,868,779     25,966    103,282    13,791,463
 Mortgage-backed securities     13,665,654    156,777     51,827    13,770,604
 Other securities                1,681,452    116,371          -     1,797,823
                              ____________  _________  _________  ____________
                              $ 30,195,196  $ 299,114  $ 155,854  $ 30,338,456
                              ____________  _________  _________  ____________
HELD TO MATURITY:
 U.S. Government agencies
  securities                  $    497,949  $       -  $   2,299  $    495,650
 State and municipal
  securities                    10,609,943     17,535     33,707    10,593,771
 Mortgaged-backed
  securities                     1,706,802     12,012     15,359     1,703,455
 Other securities                  568,700          -          -       568,700
                              ____________  _________  _________  ____________
                              $ 13,383,394  $  29,547  $  51,365  $ 13,361,576
                              ____________  _________  _________  ____________

1995
____
AVAILABLE FOR SALE
 U.S. Treasury securities     $  1,483,687  $       -  $   1,837  $  1,481,850
 U.S. Government agency
  securities                    18,361,155    184,419     70,150    18,475,424
 Mortgage-backed securities      8,036,383    194,363     43,682     8,187,064
 Other securities                3,059,737    183,852        709     3,242,880
                              ____________  _________  _________  ____________
                              $ 30,940,962  $ 562,634  $ 116,378  $ 31,387,218
                              ____________  _________  _________  ____________
HELD TO MATURITY:
 U.S. Treasury securities     $    475,621  $       -  $   1,201  $    474,420
 U.S. Government agency
  securities                       497,740      4,937          -       502,677
 State and municipal
  securities                     9,565,886    156,508     72,132     9,650,262
 Mortgaged-backed securities     2,000,319     11,168      7,428     2,004,059
 Other securities                   70,920          -          -        70,920
                              ____________  _________  _________  ____________
                              $ 12,610,486  $ 172,613  $  80,761  $ 12,702,338
                              ____________  _________  _________  ____________

<page11>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 3.  SECURITIES, CONTINUED

Investment securities with amortized cost of approximately $4,083,039 and $3,731,140 at December 31, 1996 and 1995, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                            1996          1995         1994
                                         ___________  ___________  ___________
Realized gains                           $     7,000  $     4,728  $     2,300
Realized losses                               (1,144)           -       (2,511)
                                         ___________  ___________  ___________
                                         $     5,856  $     4,728  $      (211)
                                         ___________  ___________  ___________

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 1996, were as follows:

                               Available for Sale         Held to Maturity
                            ________________________  ________________________
                             Amortized       Fair      Amortized      Fair
                                Cost        Value         Cost       Value
                            ___________  ___________  ___________  ___________
Due in one year or less     $     722,167    $   722,036  $ 2,260,618  $
2,266,083
Due after one year through
 five years                   9,860,062   10,046,051    3,947,727    3,956,669
Due after five years
 through ten years           11,772,762   11,718,906    5,183,233    5,183,983
Due after ten years           7,840,205    7,851,463    1,991,816    1,954,841
                            ___________  ___________  ___________  ___________
                            $30,195,196  $30,338,456  $13,383,394  $13,361,576
                            ___________  ___________  ___________  ___________


NOTE 4.  LOANS RECEIVABLE

The major components of loans in the consolidated balance sheets at December 31, 1996 and 1995 are as follows (in thousands):

                                                          1996         1995
                                                      ___________  ___________
Commercial                                            $     6,219  $     6,074
Real estate:
 Construction and land development                          5,610        3,526
 Residential, 1-4 families                                 25,717       26,781
 Residential 5 or more families                             1,519        1,100
 Farmland                                                   4,143        4,106
 Nonfarm, nonresidential                                   30,970       27,957
Agricultural                                                1,766        1,516
Consumer                                                    8,999        7,989
Other                                                       1,898        1,519
                                                       __________  ___________
                                                           86,841       80,568
Unearned discount                                            (190)        (589)
Unearned net loan origination costs,
 net of fees                                                 (277)        (215)
                                                       __________  ___________
                                                           86,374       79,764

Allowance for loan losses                                  (1,002)      (1,134)
                                                       __________  ___________
                                                       $   85,372  $    78,630
                                                       __________  ___________

<page12>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 4.  LOANS RECEIVABLE, CONTINUED

Nonperforming assets at December 31, 1996 and 1995 are detailed as follows:

                                                         1996        1995
                                                      ___________  ___________
Nonaccrual Loans                                      $   139,161  $   390,907
Restructured loans                                              -            -
Loans past due 90 days or more                            215,000       57,000
                                                      ___________  ___________
        Total nonperforming loans                         354,161      447,907

Foreclosed, repossessed and idled properties              838,130      914,489
                                                      ___________  ___________
        Total nonperforming assets                    $ 1,192,291  $ 1,362,396
                                                      ___________  ___________

Gross interest income that would have been recognized for each year if the nonaccrual loans and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held part of the period, is detailed below. Applicable interest income that was actually collected and included in net income for each year is also summarized below:

                                             1996         1995         1994
                                         ___________  ___________  ___________
NONACCRUAL LOANS:
 Interest income, original terms         $    13,033  $    31,687  $    46,278
                                         ___________  ___________  ___________
 Interest income recognized              $     3,212  $         -  $    26,314
                                         ___________  ___________  ___________
RESTRUCTURED LOANS:
 Interest income, original terms         $         -  $         -  $         -
                                         ___________  ___________  ___________
 Interest income recognized              $         _  $         _  $         _
                                         ___________  ___________  ___________

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, the average annual recorded investment in impaired loans, and interest income recognized on impaired loans for the year (all approximate) are summarized below.

                                             1996         1995        1994
                                         ___________  ___________  ___________
Recorded investment at
 December 31                             $ 2,205,464  $ 1,794,000
                                         ___________  ___________
Allowance for loan losses                $   271,538  $   117,050
                                         ___________  ___________
Average recorded investment
 for the year                            $ 1,674,412  $   384,000  $   546,200
                                         ___________  ___________  ___________
Interest income recognized
 for the year                            $   147,742  $    32,000  $    26,000
                                         ___________  ___________  ___________

The Company is not committed to lend additional funds to debtors whose loans have been modified.

NOTE 5.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

                                                          1996          1995
                                                      ___________  ___________
BALANCE, BEGINNING                                    $ 1,134,182  $ 1,264,798

Provision charged to expense                              325,000      135,958
Recoveries of amounts charged off                          38,474       21,345
Amounts charged off                                      (495,201)    (287,919)
                                                      ___________  ___________
BALANCE, ENDING                                       $ 1,002,455  $ 1,134,182
                                                      ___________  ___________

<page13>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 6.  PROPERTY AND EQUIPMENT

Components of property and equipment and total accumulated depreciation at December 31, 1996 and 1995, are as follows:

                                                         1996         1995
                                                      ___________  ___________
Land                                                  $   407,245  $   407,245
Bank premises                                           1,358,822    1,609,350
Furniture and equipment                                 1,799,879    1,348,765
                                                      ___________  ___________
                                                        3,565,946    3,365,360
Less accumulated depreciation                          (2,005,364)  (1,839,057)
                                                      ___________  ___________
                                                      $ 1,560,582  $ 1,526,303
                                                      ___________  ___________

NOTE 7.  SHORT-TERM DEBT

Short-term debt consists of short-term borrowings from Federal Home Loan Bank of Atlanta which matures on February 21, 1997. Additional information at December 31, 1996 and for the year then ended is summarized below:

                                                                       1996
                                                                   ___________
Outstanding balance at December 31                                 $   400,000
                                                                   ___________
Year-end weighted average rate                                           6.89%
                                                                   ___________
Daily average outstanding during the year                          $    44,930
                                                                   ___________
Average rate for the year                                                5.46%
                                                                   ___________
Maximum outstanding at any month-end during the year               $   400,000
                                                                   ___________

The Bank has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $5,500,000, and a secured line of credit with the Federal Home Loan Bank of Atlanta of approximately $15,000,000. Additional amounts are available from the Federal Home Loan Bank, with additional col-lateral. At December 31, 1996, the only amount outstanding was the advance from Federal Home Loan Bank of Atlanta.

NOTE 8.  LONG-TERM DEBT

At December 31, 1996 the Company had indebtedness to Federal Home Loan Bank of Atlanta in the amount of $2,400,000. This note bears interest, adjustable monthly, at the London Interbank Offered Rate plus seventeen basis points (5.8263% at December 31, 1996). This note matures November 21, 2001, but may be repaid at any time after November 21, 1997.

<page14>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 9.  EMPLOYEE BENEFIT PLAN

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plan's funded status as of December 31, 1996 and 1995.

                                                         1996         1995
                                                      ___________  ___________
Plan assets at estimated fair value                   $   970,764  $   923,621
Projected benefit obligation, including the
 accumulated benefit obligation noted below              (984,721)    (947,318)
                                                      ___________  ___________
                                                          (13,957)     (23,697)

Unrecognized net gain and prior service cost             (129,958)    (156,209)
Unrecognized net asset at January 1, 1988                 (52,369)     (56,397)
                                                      ___________  ___________
Accrued pension cost included in other liabilities    $  (196,284) $  (236,303)
                                                      ___________  ___________
Actuarial present value of benefit obligations:
 Vested benefit obligation                            $   523,686  $   553,816
                                                      ___________  ___________
 Accumulated benefit obligation                       $   546,486  $   574,603
                                                      ___________  ___________

The weighted average discount rate and rate of increase in compensation levels used in determining the actuarial present value of the projected benefit obli-gation were 7.5% and 6.0% for all years presented. The weighted average expected long-term rate of return on assets was 9.0% for 1996, 1995 and 1994.

Net pension cost includes the following components:

                                             1996         1995        1994
                                         ___________  ___________  ___________
Service cost (benefits earned)           $    79,707  $    71,848  $    64,427
Interest cost on projected benefit
 obligation                                   71,032       61,179       52,998
Actual return on plan assets                (105,080)    (140,943)     (15,733)
Originating unrecognized asset gain (loss)    21,974       73,153      (51,782)
Amortization                                  (5,532)      (3,203)      (6,188)
                                         ___________  ___________  ___________
                                         $    62,101  $    62,034  $    43,722
                                         ___________  ___________  ___________

NOTE 10.  DEFERRED COMPENSATION AND LIFE INSURANCE

Deferred compensation plans have been adopted for certain members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,568 to $8,482 are payable for ten years certain, generally beginning at age 65. Liability accrued for compen-sation deferred under the plan amounts to $117,362 and $117,408 at December 31, 1996 and 1995, respectively.

Charges to income are based on present value of future cash payments, discounted at 8%, and amounted to $9,310, $4,024 and $8,617 for 1996, 1995 and 1994, respectively.

The Bank is owner and beneficiary of life insurance policies on these directors. Policy cash values, net of policy loans, totaled $22,956 and $18,969 at December 31, 1996 and 1995, respectively.

<page15>


NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
________________________________________________________________________________

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                December 31, 1996         December 31, 1995
                            ________________________  ________________________
                             Carrying       Fair       Carrying       Fair
                              Amount       Value        Amount       Value
                            ___________  ___________  ___________  ___________
FINANCIAL ASSETS:
 Cash and cash equivalents  $     2,750  $     2,750  $     1,907  $     1,907
 Federal funds sold                 500          500        1,750        1,750
 Securities, available-
  for-sale                       30,338       30,338       31,387       31,387
 Securities, held to
  maturity                       13,383       13,362       12,610       12,702
 Loans, net of allowance
  for credit losses              85,372       86,527       78,630       79,368

FINANCIAL LIABILITIES:
 Deposits                       118,424      118,076      116,537      118,064
 Short-term debt                    400          400            -            -
 Long-term debt                   2,400        1,841            -            -

OFF-BALANCE-SHEET ASSETS (LIABILITIES):
 Commitments to extend credit
  and standby letters of credit       -            -            -            -
 Commercial letters of credit         -            -            -            -

NOTE 12.  INCOME TAXES

CURRENT AND DEFERRED INCOME TAX COMPONENTS

The components of income tax expense (substantially all Federal) are as follows:

                                           1996         1995          1994
                                        ___________  ___________  ____________
Current                                 $   425,034  $   575,972  $    531,652
Deferred                                    168,713      (27,821)       31,872
                                        ___________  ___________  ____________
                                        $   593,747  $   548,151  $    563,524
                                        ___________  ___________  ____________

RATE RECONCILIATION

A reconciliation of the expected income tax expense computed at 34% to income tax expense included in the statements of income is as follows:

                                            1996        1995          1994
                                        ___________  ___________  ____________
Expected tax expense                    $   740,067  $   660,869  $    681,152
Tax exempt interest                        (178,641)    (135,266)     (135,460)
Other                                        32,321       22,548        17,832
                                        ___________  ___________  ____________
                                        $   593,747  $   548,151  $    563,524
                                        ___________  ___________  ____________

<page16>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 12.  INCOME TAXES, CONTINUED

DEFERRED TAX ANALYSIS

The components of net deferred tax assets (all Federal) at December 31, 1996 and 1995 are summarized as follows:

                                                         1996          1995
                                                      ___________  ___________
Deferred tax assets                                   $   435,732  $   612,679
Deferred tax liabilities                                 (120,580)    (231,833)
                                                      ___________  ___________
                                                      $   315,152  $   380,846
                                                      ___________  ___________

The tax effects of each significant item creating deferred taxes are summa-rized below:

                                                         1996          1995
                                                      ___________  ___________
Net unrealized depreciation (appreciation)
  on securities available for sale                    $   (48,708) $  (151,727)
Allowance for loan losses                                 154,499      252,944
Other valuation reserves                                   67,552       77,682
Deferred compensation and accrued pension costs           106,640         93,384
Depreciation                                              (43,358)     (49,400)
Accretion of discount on investment securities            (28,514)     (30,706)
Deferred loan fees                                        107,041         87,275
Loss on sale of other real estate                               -      101,394
                                                       __________  ___________
                                                       $  315,152  $   380,846
                                                       __________  ___________

NOTE 13.  COMMITMENTS AND CONTINGENCIES

LITIGATION

In the normal course of business, the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the consolidated financial statements.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instru-ments. The Bank uses the same credit policies in making commitments and con-ditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 1996 and 1995, is as follows:

                                                          1996         1995
                                                      ___________  ___________
Commitments to extend credit                          $ 5,428,210  $ 4,390,576
Standby letters of credit                                 197,100      396,500
                                                      ___________  ___________
                                                      $ 5,625,310  $ 4,787,076
                                                      ___________  ___________

<page17>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE 13.  COMMITMENTS AND CONTINGENCIES, CONTINUED


FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK, CONTINUED

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Com-mitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of col-lateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

CONCENTRATIONS OF CREDIT RISK

The majority of the Company's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area. The majority of such customers are depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Company's market area. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of approximately $1,750,000. Although the Bank has a reasonably diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in and around Floyd, Montgomery, and Roanoke Counties and the City of Roanoke, Virginia. A significant amount of the real estate loans set forth in Note 4 are secured by commercial real estate. In addition, the Company has a loan concentration relating to customers who are motel and bed-and-breakfast owners and operators. Total loans and loan commitments to this industrial group amounted to approximately $5,575,261 and $4,534,000 at December 31, 1996 and 1995, respectively.

The Company has cash and cash equivalents on deposit with financial insti-tutions which exceed federally-insured limits.

NOTE 14.  REGULATORY RESTRICTIONS

DIVIDENDS

The Company's dividend payments are made from dividends received from the Bank. The Bank, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of divi-dends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

<page18>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 14.  REGULATORY RESTRICTIONS, CONTINUED

INTERCOMPANY TRANSACTIONS

The Bank's legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obli-gations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1,129,300 at December 31, 1996. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 1996.

CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guide-lines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classi-fication are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regu-lations. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

<page19>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 14.  REGULATORY RESTRICTIONS, CONTINUED

CAPITAL REQUIREMENTS, CONTINUED

The Bank's actual capital amounts and ratios are also presented in the table (in thousands).

                                                                  To Be Well
                                                  For            Capitalized
                                                Capital         Under Prompt
                                                Adequacy     Corrective Action
                                  Actual        Purposes          Provisions
                             _______________ _______________  ________________
                              Amount  Ratio   Amount   Ratio   Amount   Ratio
                             ________ _____  ________  _____  ________  _____
DECEMBER 31, 1996:
 Total Capital
  (to Risk-Weighted Assets)  $ 12,200 14.3%  >$ 6,814  >8.0%  >$ 8,518  >10.0%
 Tier I Capital
  (to Risk-Weighted Assets)  $ 11,198 13.1%  >$ 3,407  >4.0%  >$ 5,111  > 6.0%
 Tier I Capital
  (to Average Assets)        $ 11,198  8.5%  >$ 5,243  >4.0%  >$ 6,554  > 5.0%

DECEMBER 31, 1995:
 Total Capital
  (to Risk-Weighted Assets)  $ 14,380 17.2%  >$ 6,678  >8.0%  >$ 8,347  >10.0%
 Tier I Capital
  (to Risk-Weighted Assets)  $ 13,337 16.0%  >$ 3,339  >4.0%  >$ 5,008  > 6.0%
 Tier I Capital
  (to Average Assets)        $ 13,337 10.2%  >$ 5,240  >4.0%  >$ 6,551  > 5.0%

NOTE 15.  TRANSACTIONS WITH RELATED PARTIES

The Bank has entered into transactions with its directors, significant share-holders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and con-ditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Aggregate 1996 and 1995 loan transactions with related parties were as follows:

                                                          1996         1995
                                                      ___________  ___________
BALANCE, BEGINNING                                    $   672,581  $   477,829

New loans                                               1,296,282      499,269
Repayments                                             (1,068,399)    (304,517)
                                                      ___________  ___________
BALANCE, ENDING                                       $   900,464  $   672,581
                                                      ___________  ___________

<page20>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 16.   PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Cardinal Bankshares Corporation is presented as follows:

                                  BALANCE SHEET
                                DECEMBER 31, 1996

ASSETS
 Cash due from banks                                              $    820,309
 Loans, net of allowance for loan losses
  of $25,000 in 1996                                                 2,367,511
 Investment in affiliate bank at equity                             11,292,544
 Other assets                                                           56,199
                                                                  ____________
                                                                  $ 14,536,563
                                                                  ____________
LIABILITIES
 Accounts payable and other liabilities                           $      1,644
                                                                  ____________
SHAREHOLDERS' EQUITY
 Common stock                                                        4,655,360
 Surplus                                                             1,200,000
 Retained earnings                                                   8,585,007
 Unrealized depreciation on affiliate's
  investment securities available for
  sale, net of income taxes                                             94,552
                                                                  ____________
                                                                    14,534,919
                                                                  ____________
                                                                  $ 14,536,563
                                                                  ____________
                               STATEMENT OF INCOME
                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

INCOME
 Dividends from affiliate bank                                    $  3,750,000
 Interest and fees on loans                                             17,512
                                                                  ____________
                                                                  $  3,767,512
                                                                  ____________

EXPENSES
 Management and professional fees                                       30,794
 Other expenses                                                         30,452
                                                                  ____________
                                                                        61,246
                                                                  ____________
      Income before tax benefit and equity in
        undistributed income affiliate                               3,706,266

INCOME TAX (EXPENSE) BENEFIT                                            15,611
                                                                  ____________
      Income before equity in undistributed
        income of affiliate                                          3,721,877

EQUITY IN UNDISTRIBUTED INCOME OF AFFILIATE
      Net income                                                    (2,914,620)
                                                                  ____________
                                                                  $    807,257
                                                                  ____________

<page21>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION, CONTINUED


                             STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                        $   807,257
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Amortization                                                         2,564
    Provision for loan losses                                           25,000
    Increase in equity undistributed income
     of affiliate                                                    2,914,620
    Deferred income taxes                                               (8,500)
    Net change in other assets                                         (50,263)
    Net change in other liabilities                                      1,644
                                                                   ___________
     Net cash provided by operating activities                       3,692,322
                                                                   ___________
CASH FLOWS FROM FINANCING ACTIVITIES, NET INCREASE IN LOANS         (2,392,511)
                                                                   ___________
CASH FLOWS FROM FINANCING ACTIVITIES, DIVIDENDS PAID                  (479,502)
                                                                   ___________
      Net increase in cash and cash equivalents                        820,309

CASH AND CASH EQUIVALENTS, BEGINNING                                         -
                                                                   ___________
CASH AND CASH EQUIVALENTS, ENDING                                  $   820,309
                                                                   ___________

<page22>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OVERVIEW

Management's Discussion and Analysis is provided to assist in the understanding and evaluation of Cardinal Bankshares Corporation's financial condition and its results of operations. The following discussion should be read in conjunction with the Corporation's financial statements and related notes.

Cardinal Bankshares Corporation operates in a rural community of Southwest Virginia with one branch in Roanoke. The County of Floyd has a population of approximately 12,000. The Roanoke Branch serves the Cave Spring area of Roanoke and Roanoke County.

The economy of the area has remained constant over the last two years. Unem-ployment continues to be slightly above the state average. Future economic growth appears to be stable and improving. A completed shell building and a new commerce park has generated more interest in the county.

The earnings position of the Bank continues to improve. Cardinal Bankshares Corporation experienced record net earnings for 1996, $1,582,920 compared to $1,395,580 for 1995 and $1,439,865 in 1994. Return on average assets was 1.2%
compared to 1.1% for 1995 and 1.2% for 1994.

Ending equity to assets shows the Bank in a strong capital position with a ratio of 10.4%.

The total assets of Cardinal Bankshares Corporation grew to $136,421,721 from $130,900,985, a 4.22% increase, continuing our strategy to grow the company while increasing asset quality. Foreclosed and In-Substance foreclosed proper-ties were reduced by 8.3% to a balance of $838,130 at year end.

Management continues to look at increasing market share by expanding to con-tiguous markets as it becomes feasible, with capital generated through normal earnings supporting growth of the Company. Management of Cardinal Bankshares Corporation has no plans to raise new capital from external sources to finance expansion activities in the foreseeable future.

<page 23>



MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 1.  NET INTEREST INCOME AND AVERAGE BALANCES (THOUSANDS)
________________________________________________________________________________

                     1996                   1995                  1994
            _______________________ _____________________ ______________________
                     Interest              Interest               Interest
             Average Income/ Yield/ Average Income/ Yield/ Average Income/Yield
             Balance Expense  Cost  Balance Expense  Cost  Balance Expense Cost
            _________ _______ _____ _______ _______ _____ ________ ______ _____
Interest earning assets:
  Deposit
   in other
   banks    $      - $     -    -%  $     - $     -    -% $     26 $    -    -%
  Taxable
   investment
   securities 32,540   2,177 6.69%   30,331   2,087 6.88%   27,142  1,655 6.10%
  Nontaxable
   investment
   securities  8,660     470 5.43%    6,494     337 5.19%    5,047    277 5.49%
  Federal funds
   sold and
   securities
   purchased with
   agreements
   to resell   3,187     169 5.30%    5,475     324 5.92%    4,135    167 4.04%
  Loans, net  80,721   7,473 9.26%   78,673   7,255 9.22%   77,005  6,625 8.60%
           _________ _______ _____ ________ _______ _____ ________ ______ _____
   Total
    interest-
    earning
    assets   125,108  10,289        120,973  10,003        113,355  8,724
            ________ _______       ________ _______       ________ ______
  Yield on
   average
   interest-
   earning
   assets                    8.22%                  8.27%                 7.70%
                             _____                  _____                 _____
Noninterest-earning assets:
  Cash and
   due from
   banks       1,912                   1,998                  2,004
  Premises and
   equipment   1,572                   1,487                  1,445
  Interest
   receivable
   and other   2,668                   3,513                  3,433
            ________                ________                _______
    Total non-
     interest-
     earning
     assets    6,152                   6,998                  6,882
            ________                ________               ________
    Total
     assets $131,260                $127,971               $120,237
            ________                ________               ________

Interest-bearing liabilities:
  Demand
   deposits    8,263 $   208 2.52% $   8,456 $   228 2.70% $  8,478 $  204 2.41%
  Savings
   deposits   18,530     588 3.17%    20,921     642 3.07%   26,765    833 3.11%
  Time
   deposits   78,630   4,493 5.71%    74,115   4,190 5.65%   61,896  2,850 4.60%
  Other
   borrowings    306      18 5.88%         -       -    -%        -      -    -%
            ________ _______ ____  _________ _______ ____  ________ ______ ____
   Total
    interest-
    bearing
    liabilities
             105,729   5,307         103,492   5,060         97,139  3,887
            ________ _______ ____  _________ _______ ____  ________ ______ ____
   Cost on
    average
    interest-
    bearing
    liabilities              5.02%                   4.89%                 4.00%
                             ____                    ____                  ____
Noninterest-bearing
 liabilities
  Demand
   deposit    11,043                  10,523                 10,630
  Interest
  payable and
  other          831                     942                  1,107
            ________                ________               ________
    Total
     noninterest-
     bearing
     liabilities
              11,874                  11,465                 11,737
            ________                ________               ________
    Total
     liabilities
             117,603                 114,957                108,876

Stockholders'
 equity       13,657                  13,014                 11,361
            ________                ________               ________
    Total
     liabilities
     and stock-
     holders'
     equity
            $131,260                $127,971               $120,237
            ________                ________               ________

  Net interest
   income             $ 4,982                $ 4,943                $4,837
                      _______                _______                ______
  Net yield on
   interest-
   earning
   assets                    3.98%                  4.09%                 4.27%
                             ____                   ____                  ____
________________________________________________________________________________

<page24>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 2.  RATE/VOLUME VARIANCE ANALYSIS (THOUSANDS)
________________________________________________________________________________

                              1996 Compared to 1995     1995 Compared to 1994
                             ________________________  _______________________
                             Interest    Variance      Interest   Variance
                             Income/  Attributable To  Income/ Attributable To
                             Expense                   Expense
                             Variance   Rate   Volume  Variance  Rate   Volume
                             ________  ______  ______  ________ ______  ______
Interest-earning assets:
  Deposits in other banks    $      -  $    -  $    -  $      - $    -  $    -
  Taxable investment
   securities                      90     (58)    148       432    226     206
  Nontaxable investment
   securities                     133      17     116        60    (14)     74
  Federal funds sold and
   securities purchased
   with agreements to resell     (155)    (31)   (124)      157     93      64
  Loans                           218      31     187       630    484     146
                             ________  ______  ______  ________ ______  ______
    Total                         286     (41)    327     1,279    789     490

Interest-bearing liabilities:
  Demand deposits                 (20)    (15)     (5)       24     24       -
  Savings deposits                (54)     21     (75)     (191)   (12)   (179)
  Time deposits                   303      45     258     1,340    718     622
  Other borrowings                 18       -      18         -      -      -
                             ________  ______  ______  ________  _____  ______
    Total                         247      51     196     1,173    730     443
                             ________  ______  ______  ________  _____  ______
     Net interest income     $     39  $  (92) $  131  $    106  $  59  $   47
                             ________  ______  ______  ________  _____  ______
________________________________________________________________________________

NET INTEREST INCOME

Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 summarizes the major components of net interest income for the past three years and also provides yields and average balances.

Net interest income in 1996 increased by .81% to $4.98 million from $4.94 million in 1995 and $4.83 million in 1994. The increase in net interest income realized in 1996 was the result of an increase in the volume of net average earning assets which was offset by an 11 basis point decrease in net interest margin. Competition for deposits and loans continue to be a major factor in net margins. The net interest margin for 1996 was 3.98% compared to 4.09% for 1995 and 4.27% for 1994. Net interest income in 1995 increased by $106,000, or 2.2%, over 1994. The increase in net interest income realized in 1995 was the result of an increase in net average earning assets which was also offset by an 18 basis point decrease in net interest margin. The effects of changes in volumes and rates on net interest income in 1996 compared to 1995, and 1995 compared to 1994 are shown in Table 2.

Interest income for 1996 increased $.3 million to $10.3 million from $10.0 million in 1995. Interest income in 1994 totaled $8.7 million. The increase in interest income from 1995 to 1996 was the result of an increase in the volume of average earning assets which was offset by a 5 basis point decrease in yield. The increase in interest income from 1994 to 1995 was due mainly to an increase in average yields on earning assets of 57 basis points in 1995 to 8.27% from 7.70% in 1994.

<page25>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

Interest expense increased by $247,000 in 1996 to $5.3 million from $5.1 million in 1995 and $3.9 million in 1994. The increase from 1995 to 1996 was due to an increase in average interest bearing liabilities of $2.2 million to $105.7 million in 1996 at an increased rate of 5.02%, or 13 basis points higher than 1995. Interest expense increased by $1.2 million from 1994 to 1995. The increase was due to the average interest bearing liabilities increasing by $6.4 million while the average rate paid on interest bearing liabilities increased by 89 basis points. Interest paid on time deposits, which make up the largest portion of interest-bearing deposits, increased $303,000, or 7.2% from 1995 to 1996. The average rate paid on time deposits increased 6 basis points to 5.71% in 1996 from 5.65% in 1995 and 4.60% in 1994. Savings deposits also experienced a slight increase in interest rate as the average rate paid on these deposits increased 10 basis points in 1996 compared to 1995.


PROVISION FOR LOAN LOSSES

The allowance for loan losses is established to provide for potential losses in the Bank's loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for any potential losses. The factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook.

In 1996, management increased the provision for loan loss reserve from $136,000 in 1995 to $325,000 in 1996. The provision for loan losses was $255,000 in 1994. The Bank's allowance for loan losses as a percentage of total loans at the end of 1996 was 1.16% as compared to 1.42% in 1995 and 1.56% in 1994.

Additional information is contained in Tables 12, 13 and 14, and is discussed in Nonperforming and Problem Assets.



OTHER INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insuf-ficient funds checks and fees charged for nondeposit services. Noninterest income totaled $343,000 in 1996, an increase of 52% over the $225,000 recorded in 1995. Noninterest income in 1994 totaled $233,000. The majority of the increase in noninterest income from 1995 to 1996 is explained by an increase in the amount of fees generated from other fee income and all other non-interest income, which includes stop payment fees, charge back fees, official check fees, and travelers check fees. The Bank has made a concerted effort to upgrade its customer base and close accounts which habitually write checks against insufficient funds. The primary sources of noninterest income for the past three years are summarized in Table 3.

The Bank's fee structure is reviewed annually to determine if adjustments to fees are warranted. The fee schedule was updated and changes were effective as of December 1, 1996. Another review of the deposit and service fees will be made in 1997.

<page26>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 3.  SOURCES OF NONINTEREST INCOME (THOUSANDS)
________________________________________________________________________________

                                                          1996    1995    1994
                                                          ____    ____    ____
Service charges on deposit accounts                      $ 114   $ 121   $ 116
Other service charges and fees                              27      13      15
Insurance commissions                                       12      12      16
Gain on the sale of securities                               6       5       -
Other income                                               184      74      86
                                                         _____   _____   _____
 Total noninterest income                                $ 343   $ 225   $ 233
                                                         _____   _____   _____

________________________________________________________________________________

Other noninterest income, including securities gains, was up $110,000 in 1996 to $184,000 from $74,000 in 1995 and $86,000 in 1994. Noninterest income also includes fees charged for various bank services such as safe deposit box rental fees, letters of credit fees, and gains realized on the sale of fixed assets.

OTHER EXPENSE

Noninterest expense for 1996 decreased by $265,000 or 8.6% to $2.8 million. Noninterest expense in 1995 was $3.1 million and it was $2.8 million in 1994 (see Table 4). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 53.1% in 1996, 59.8% in 1995 and 55.5% in 1994.

Total personnel expenses, the largest component of noninterest expense, increased $178,000 or 11.3% to $1.75 million in 1996. The personnel expenses for 1995 amounted to $1.6 million, an increase of $79,000 or 5.3%, from the 1994 level of $1.5 million. These increases were attributable to normal annual increases in base compensation, increase in major medical insurance of 12.2%, the position of Chief Financial Officer was created during 1996, and two full time employees were hired. There was also one extra pay period in 1996, making the total 27 instead of 26.

Combined occupancy, and furniture and equipment expense increased $65,000 in 1996 compared to a $10,000, or 3.6%, increase from 1994 to 1995. The increase was primarily due to equipment additions and the reclassification of software amortization to equipment expense.

<page27>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 4.  SOURCES OF NONINTERST EXPENSE (THOUSANDS)
________________________________________________________________________________

                                                      1996     1995      1994
                                                     _______  _______  _______
Salaries & wages                                     $ 1,242  $ 1,154  $ 1,095
Employee benefits                                        512      422      402
                                                     _______  _______  _______
  Total personnel expense                              1,754    1,576    1,497

Occupancy expense                                        122      104      124
Furniture & equipment                                    230      183      153
Printing & supplies                                       54       64       46
FDIC deposit insurance                                     2      126      236
Professional services                                    177      176      138
Postage                                                   69       62       59
Telephone                                                 33       25       18
Courier fees                                              21       20       21
Education & seminars                                      13       17       15
Travel expense                                            27       25       29
Director fees and expense                                 40       31       31
Advertising and public relations                          38       42       41
Insurance expense                                         37       33       38
Capital Stock Tax                                         98      100       80
Outside services                                           -        7        3
Other real estate expense, net                            35      389      145
Real estate loan servicing fee                            16       20       18
Other operating expense                                   58       89      120
                                                      ______   ______   ______
  Total noninterest expense                           $2,824   $3,089   $2,812
                                                      ______   ______   ______
________________________________________________________________________________

Other real estate expense, net of related income, amounted to $35,000 in 1996, $389,000 in 1995, and $145,000 in 1994. Items included in this category include charges for market value declines on foreclosed real estate, direct maintenance costs, and losses on ultimate dispositions, net of operating revenues and gains on dispositions. The increases in these categories for 1994 and 1995 were due to the deteriorating market value of one piece of property that was ultimately sold at the end of 1995 at a loss of approxi-mately $298,000. The sale of this property reduces the amount of nonper-forming assets and also increases the amount of earning assets available to the bank.

Professional services expense, fees paid to attorneys, independent auditors, and state examiners increased only $1,000 to $177,000 during 1996. Pro-fessional services expense totaled $176,000 in 1995 and $138,000 in 1994. The increase in 1995 and 1994 was primarily due to increased legal fees relating to loan collection actions, the disposal of classified assets, and the final disposition of certain legal actions against the bank.

Deposit insurance premiums paid to the Federal Deposit Insurance Corporation
(FDIC) decreased by 98.4% to $2,000 in 1996 from $126,000 in 1995 and $236,000 in 1994. The premium decreases were due to the Bank Insurance Fund (BIF) reaching its target goal of having an insurance reserve equal to 1.25% of all FDIC covered deposits for BIF institutions during 1995. After reaching this goal, BIF took two actions that directly impacted the bank: 1) BIF refunded approximately $70,000 to the bank in overpayments due to BIF becoming fully capitalized, and 2) BIF reduced the assessment rate for the Bank from $0.23 per $100 in

<page28>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

deposits to a flat quarterly fee of $500. Although a drop in rate of this magnitude was very beneficial to the bank, management cautions shareholders that the rate may be increased again if the Savings Association Insurance Fund (SAIF), which has not reached its target goal, is merged with the BIF fund as is currently being proposed.

The increase occurring during 1996 and 1995 in the remaining categories of noninterest expense were primarily attributable to the higher level of activity associated with the growth in deposits. Table 4 provides a further breakdown of noninterest expense for the past three years.


INCOME TAXES

Income tax expense is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal income tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense (substantially all Federal) was $594,000 in 1996, $548,000 in 1995 and $564,000 for 1994 representing 27.3%, 28.2% and 28.1% of income before income taxes, respectively.

The Bank's deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense, and investment security discount accretion.

Net deferred income tax benefits of $315,000, $381,000 and $665,000 at December 31, 1996, 1995, and 1994, respectively, are included in other assets. At December 31, 1996, $49,000 of the total deferred tax liability is applicable to unrealized appreciation on investment securities available for sale. Accordingly, this amount was not charged to income but recorded directly to the related stockholders' equity account.

<page29>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 3.4% over the past twelve months. Total earning assets represented 95.3% of total average assets in 1996 compared to 94.5% in 1995. The mix of average earning assets was relatively unchanged in 1996.  Average loans remained at 61.5% of total average assets while average investment securities and federal funds sold combined accounted for 33.8% of total average assets in 1996 compared to 33.1% in 1995. For 1995, average net loans represented 61.5% of average assets and average investment securities represented 28.8% of average assets. A summary of average assets for the past three years is shown in Table 5.
_______________________________________________________________________________

TABLE 5.  AVERAGE ASSET MIX (THOUSANDS)
________________________________________________________________________________

                               1996               1995               1994
                         ________________   ________________   ________________
                         Average            Average            Average
                         Balance     %      Balance     %      Balance     %
                         ________  ______   ________  ______   ________  ______
Earning assets:
  Loans, net             $ 80,721   61.50   $ 78,673   61.47   $ 77,005   64.04
  Investment securities    41,200   31.39     36,825   28.78     32,189   26.77
  Federal funds sold        3,187    2.42      5,475    4.28      4,135    3.44
  Interest-bearing
   bank balances                -    0.00          -    0.00         26     .02
                         ________  ______   ________  ______   ________  ______
 Total earning assets     125,108   95.31    120,973   94.53    113,355   94.27
Nonearning assets:
  Cash and due from banks   1,912    1.46      1,998    1.56      2,004    1.67
  Premises and equipment    1,572    1.20      1,487    1.16      1,445    1.20
  Other assets              2,668    2.03      3,513    2.75      3,433    2.86
                         ________  ______   ________  ______   ________  ______
    Total nonearning
     assets                 6,152    4.69      6,998    5.47      6,882    5.73
                         ________  ______   ________  ______   ________  ______
      Total assets       $131,260  100.00   $127,971  100.00   $120,237  100.00
                         ________  ______   ________  ______   ________  ______

_______________________________________________________________________________

LOANS

Average net loans totaled $80.7 million during 1996 an increase of $2 million or 2.5% more than 1995. The increase in average loans outstanding during the past year is due to increased demand.

A significant portion of the loan portfolio, $67.9 million or 78.7%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 29.8% of total loans at the end of 1996. During 1996, the Bank also experienced growth in loans for investment and business purposes which are secured by nonresidential properties. These loans increased by 10.8% during 1996 to a total of $31.0 million, or 35.9% of total loans outstanding compared to a total of $28.0 million at the end of 1995.



<page30>




MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

The Bank makes both consumer and commercial loans to all neighborhoods within its market area, including the low- and moderate-income areas. The market area is generally defined to be all or portions of the Floyd, Roanoke and Montgomery Counties of Virginia and the City of Roanoke, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. The amounts of loans outstanding by type at year-end 1996 and 1995, and the maturity distribution of variable and fixed rate loans as of year-end 1996 are presented in Table 6 and Table 7, respectively.

The outlook for the economy appears mixed in the year ahead. The positive signs are: a completed shell building in Floyd county is available for sale and a new commerce park has generated more interest in the county, and Cross Creek Apparel, Inc. has openings for employment. The negative signs are: consumer debt has hit an all time high and bankruptcy cases nationally and in the western district of Virginia reached all time highs in 1996. We believe the economy is going to slow down in 1997, how severe is yet to be seen. In spite of a slowing economy we believe that with our alert and capable loan officers, who provide competitive and quality service, the Bank can expect to experience profitable growth in the loan portfolio during 1997.



________________________________________________________________________________

TABLE 6.  LOAN PORTFOLIO SUMMARY (THOUSANDS)
________________________________________________________________________________

                                           December 31, 1996   December 31, 1995
                                           _________________   _________________
                                             Amount     %       Amount     %
                                            ________  ______   ________  ______
Construction and development                $  5,610    6.49   $  3,526    4.42
Farmland                                       4,143    4.80      4,106    5.15
1-4 family residential                        25,717   29.77     26,781   33.57
Multifamily residential                        1,519    1.76      1,100    1.38
Nonfarm, nonresidential                       30,970   35.86     27,957   35.05
                                            ________  ______   ________  ______
  Total real estate                           67,959   78.68     63,470   79.57

Agricultural                                   1,766    2.04      1,516    1.90
Commercial & industrial                        6,219    7.20      6,074    7.61
Consumer                                       8,999   10.42      7,989   10.02
Other                                          1,432    1.66        715    0.90
                                            ________  ______   ________  ______
  Total                                     $ 86,375  100.00   $ 79,764  100.00
                                            ________  ______   ________  ______
________________________________________________________________________________

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 9.26% in 1996 compared to an average yield of 9.22% in 1995.








<page31>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 7.  MATURITY SCHEDULE OF LOANS (THOUSANDS)
________________________________________________________________________________

                        Commercial
                         Financial  Construction                  Total
                            and         and                 _________________
                        Agriculture Development  Others     Amount       %
                        ___________ ___________  _______    _______   _______
FIXED RATE LOANS:
  Three months
    or less                  $  479    $      -  $ 1,623    $ 2,102      2.44
  Over three months
    to twelve months             62           -    3,042      3,104      3.60
  Over one year
    to five years             2,267           -   12,981     15,248     17.65
  Over five years               124           -   12,897     13,021     15.07
                            _______    ________  _______    _______    ______
    Total fixed rate loans  $ 2,932    $      -  $30,543    $33,475     38.76
                            _______    ________  _______    _______    ______
VARIABLE RATE LOANS:
  Three months or less      $ 4,872    $  1,056  $10,728    $16,656     19.28
  Over three months to
   twelve months                 43           -    6,163      6,206      7.18
  Over one year to
   five years                   138       4,554   25,083     29,775     34.47
  Over five years                 -           -      263        263       .31
                            _______    ________  _______    _______    ______
    Total variable
     rate loans             $ 5,053    $  5,610  $42,237    $52,900     61.24
                            _______    ________  _______    _______    ______

TOTAL LOANS:
  Three months or less      $ 5,351    $  1,056  $12,351    $18,758     21.72
  Over three months
   to twelve months             105           -    9,205      9,310     10.78
  Over one year to
   five years                 2,405       4,554   38,064     45,023     52.12
  Over five years               124           -   13,160     13,284     15.38
                            _______    ________  _______    _______    ______
    Total loans             $ 7,985    $  5,610  $72,780    $86,375    100.00
                            _______    ________  _______    _______    ______
________________________________________________________________________________

INVESTMENT SECURITIES

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank's interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, U.S. Government agencies, Mortgage Backed Securities and State and local bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding re-quirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 1996 by major types of investments and maturity ranges. Maturities may differ from scheduled maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the earlier of the contractual maturity or the call date, if any.

<page32>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

The interest rate environment in 1996 caused the average yield of the investment portfolio to increase to 6.60% from 6.48% in 1995. At December 31, 1996, the market value of the investment portfolio was $43.5 million, representing a $121,000 appreciation over amortized cost. This compared to a market value of $44.1 million and a $538,000 appreciation over amortized cost a year earlier.

________________________________________________________________________________

TABLE 8.  INVESTMENT SECURITIES (THOUSANDS)
________________________________________________________________________________

DECEMBER 31, 1996
                   Amortized Cost Due
                 ______________________
                 In One  After   After
                  Year    One    Five    After
                   or   Through Through   Ten          Market
                  Less  FiveYrs Ten Yrs  Years  Total   Value
                 ______ _______ _______ ______ _______ _______
INVESTMENT SECURITIES:
U.S. Treasury    $  491 $   488 $     - $    - $   979 $   979
U.S. Government
 agencies and
 Mortgage Backed
 Securities          31   8,531  13,025  8,152  29,739  29,760
State and
 political subs.  2,261   3,634   3,428  1,287  10,610  10,594
Other               200     979     503    393   2,075   2,191
                 ______ _______ _______ ______ _______ _______
    Total        $2,983 $13,632 $16,956 $9,832 $43,403 $43,524
                 ______ _______ _______ ______ _______ _______

WEIGHTED AVERAGE YIELDS:
U.S. Treasury     5.07%   5.08%       -      -
U.S. Government
 agencies and
 Mortgage Backed
 Securities       8.97%   7.39%   6.77%  7.31%
States and
 political subs.  4.70%   4.68%   4.98%  4.97%
Other             7.09%  10.62%   7.71%  4.16%

    Consolidated  4.97%   6.82%   6.44%  7.08%  6.60%


DECEMBER 31, 1995                                               BOOK   MARKET
                                                               VALUE   VALUE
                                                               _______ ______

INVESTMENT SECURITIES:
U.S. Treasury and Government agencies                          $ 1,959 $ 1,956
U.S. Government agencies (Mortgage Backed Securities)           28,896    29,170
States and political subdivisions                                9,566   9,650
Other                                                            3,131   3,314
                                                               _______ _______
     Total                                                     $43,552 $44,090
                                                               _______ _______
________________________________________________________________________________

Average federal funds sold totaled $3.2 million in 1996 which represented a 41.8% decrease from the $5.5 million in 1995. Federal funds represent the most liquid portion of the Bank's invested funds and generally the lowest yielding portion of earning assets. Management has made an effort to main-tain these funds at the lowest level possible consistent with prudent rate risk management strategies. During 1996, average federal funds represented 2.5% of average earning assets, down from the 4.5% during 1995 (See Table 5).

<page33>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

DEPOSITS

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposits in denominations of $100,000 or more) are the primary funding source. The Bank's balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Bank's management must continuously monitor market pricing, competitor's rates, and internal interest rate spreads to maintain the Bank's growth and profitability. The Bank attempts to structure rates so as to promote deposit and asset growth while at the same time increasing overall profitability of the Bank.

Average total deposits for the year ended December 31, 1996 amounted to $116.5 million which was an increase of $2.5 million, or 2.1% over 1995. Average core deposits totaled $106.8 million in 1996 representing a slight increase over the $106.7 million in 1995. The percentage of the Bank's average deposits that are interest-bearing decreased to 90.5% in 1996 from 90.8% in 1995. Average demand deposits which earn no interest increased to $11.0 million in 1996 from $10.5 million in 1995 and $10.6 million in 1994. Average deposits for the past three years are summarized in Table 9.

________________________________________________________________________________

TABLE 9.  DEPOSIT MIX (THOUSANDS)
________________________________________________________________________________

                              1996               1995               1994
                        ________________   ________________   ________________
                        Average            Average            Average
                        Balance      %     Balance     %      Balance     %
                        ________  ______   ________  ______   ________ _______
Interest-bearing deposits:
  NOW accounts          $  8,263    7.10   $  8,456    7.42   $  8,478    7.87
  Money Market             3,417    2.93      4,061    3.56      4,154    3.85
  Savings                 15,113   12.98     16,860   14.79     22,611   20.99
  Small denomination
   certificates           68,943   59.20     66,790   58.58     56,120   52.07
  Large denomination
   certificates            9,687    8.32      7,325    6.42      5,776    5.36
                        ________  ______   ________  ______   ________  ______
    Total interest-
     bearing deposits    105,423   90.53    103,492   90.77     97,139   90.14

Noninteresting-bearing
  deposits                11,043    9.47     10,523    9.23     10,630    9.86
                        ________  ______   ________  ______   ________  ______
    Total deposits      $116,466  100.00   $114,015  100.00   $107,769  100.00
                        ________  ______   ________  ______   ________  ______
________________________________________________________________________________

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $2.4 million or 32.2%, in 1996. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomi-nation certificates of deposit. Table 10 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 1996.

<page34>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 10.  LARGE TIME DEPOSIT MATURITIES (THOUSANDS)
________________________________________________________________________________

Analysis of time deposits of $100,000 or more at December 31, 1996:

  Remaining maturity of three months or less                         $     944
  Remaining maturity over three through twelve months                    5,619
  Remaining maturity over twelve months                                  4,130
                                                                     _________
           Total time deposits of $100,000 or more                   $  10,693
                                                                     _________
________________________________________________________________________________

SHORT-TERM/LONG-TERM DEBT

The Bank had short-term debt on December 31, 1996, of $400,000 and long-term debt of $2,400,000. All debt represents borrowings from the Federal Home Loan Bank of Atlanta. Short-term borrowings mature on February 21, 1997. The long-term debt bears interest at the London Interbank offered rate plus seventeen basis points (5.8263% at December 31, 1996) and matures November 21, 2001, but may be repaid at any time after November 21, 1997.


CAPITAL ADEQUACY

Shareholder's equity amounted to $14.5 million at December 31, 1996, a 6.6% increase over the 1995 year-end total of $13.6 million. The increase was primarily a result of earnings which was offset by a $200,000 decrease in the value of securities that are classified as available for sale. Average share-holders' equity as a percentage of average total assets amounted to 10.4% in 1996 and 10.2% in 1995.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common shareholders' equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8%. As of December 31, 1996 the Bank has a ratio of Tier 1 capital to risk-weighted assets of 13.1% and a ratio of total capital to risk-weighted assets of 17.2%.


<page35>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 11.  YEAR-END RISK-BASED CAPITAL (THOUSANDS)
________________________________________________________________________________

                                                                        1996
                                                                      ________
Tier I capital                                                        $ 11,198
Qualifying allowance for loan losses
   (limited to 1.25% of risk-weighted assets)                            1,002
                                                                      ________
Total regulatory capital                                              $ 12,200
                                                                      ________
Total risk-weighted assets                                            $ 83,474
                                                                      ________
Tier I as a percent of risk-weighted assets                              13.1%
Total regulatory capital as a percent of risk-
   weighted assets                                                       14.3%
Leverage Ratio*                                                         11.13%


* Tier I capital divided by average total assets for the quarter ended December 31, 1996.
________________________________________________________________________________

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator's evaluation of the Bank's overall safety and soundness. As of December 31, 1996, the Bank had a ratio of year-end Tier I capital to average total assets for the fourth quarter of 1996 of 11.0%. Table 11 sets forth summary information with respect to the Bank's capital ratios at December 31, 1996. All capital ratio levels indicate that the Bank is well capitalized.

At December 31, 1996 the Bank had 465,536 shares of common stock outstanding which was held by approximately 505 shareholders of record.

NONPERFORMING AND PROBLEM ASSETS

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank attempts to use shorter-term loans and, although a portion of the loans have been made based upon the value of col-lateral, it tries to rely primarily on the cash flow of the borrower as the source of repayment rather than the value of the collateral.

The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

Nonperforming Assets at December 31, 1996 and 1995 are analyzed in Table 12.

<page36>


MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________

________________________________________________________________________________

TABLE 12.  NONPERFORMING ASSETS
________________________________________________________________________________

                                                         1996          1995
                                                       _________   ___________
Non-Accrual Loans                                      $ 139,161   $   390,907
Restructured                                                   -             -
Foreclosed and In-Substance
  Foreclosed Properties                                  838,130       914,489
                                                       _________   ___________
                                                       $ 977,291   $ 1,305,396
                                                       _________   ___________
________________________________________________________________________________

Nonperforming assets at year-end 1996 were 1.1% of loans outstanding and 1.6% at year-end 1995. In addition to the nonperforming assets, loans which were 90 days and over past due amounted to $215,000 at December 31, 1996 and $57,155 at December 31, 1995.

The allowance for loan losses is maintained at a level adequate to absorb probable losses. Some of the factors which management considers in de-termining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market areas that the Bank serves. Bank regulators also periodically review the Bank's loans and other assets to assess their quality. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

The accrual of interest on loans is discontinued on a loan when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

________________________________________________________________________________

TABLE 13.  LOAN LOSSES
________________________________________________________________________________

                                           1996          1995          1994
                                       ___________   ___________   ___________
Allowance for loan losses, beginning   $ 1,134,182   $ 1,264,798   $ 1,222,044
Provision for loan losses, added           325,000       135,958       255,000

Loans charged off                         (495,201)     (287,919)     (243,515)
Recoveries of loans previously
 charged off                                38,474        21,345        31,269
                                       ___________   ___________   ___________
   Net charge-offs                        (456,727)     (266,574)     (212,246)
Allowance for loan losses, ending      $ 1,002,455   $ 1,134,182   $ 1,264,798
                                       ___________   ___________   ___________
________________________________________________________________________________

<page37>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________
Net loan charge-offs as a percentage of average loans were 0.57%, 0.34% and 0.28% in 1996, 1995, and 1994, respectively.

The loan portfolio also included loans to various borrowers (watch loans) at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some or all of these loans being uncollectible. Management monitors these loans carefully and has provided for these loans in the allowance for loan losses.

The allowance for loan losses was approximately $1.0 million, or 1.16% of total loans outstanding at December 31, 1996, a decrease of $132,000 below the 1.42% reserve at December 31, 1995. Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however, consider the allowance for loan losses to be adequate at December 31, 1996.

The allocation of the reserve for loan losses is detailed in Table 14 below:

________________________________________________________________________________

TABLE 14.  ALLOCATION OF THE RESERVE FOR LOAN LOSSES
________________________________________________________________________________

                                     1996            1995            1994
                               _______________ _______________ _______________
Balance at end of period
     applicable to             Amount Percent1 Amount Percent1 Amount Percent1
________________________       ______ ________ ______ ________ ______ ________
Commercial, financial
 and agricultural              $   93     9.24 $  108     9.51 $  125     9.90
Real estate, construction          65     6.49     50     4.42     50     3.97
Real estate, mortgage             723    72.19    852    75.15    907    71.70
Installment loans to
 individuals, other               121    12.08    124    10.92    183    14.43
                               ______   ______ ______   ______ ______   ______
     Total                     $1,002   100.00 $1,134   100.00 $1,265   100.00
                               ______   ______ ______   ______ ______   ______
______________________________________________________________________________

LIQUIDITY AND SENSITIVITY

The principal goals of the Bank's asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors' with-drawals or borrowers' loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rates changes.

Management must insure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance

<page38>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines from correspondent banks, borrowings from the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

______________________________________
1Percent of loans in each category to total loans.


The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 18.0% at December 31, 1996 compared to 30.1% at December 31, 1995. These ratios are considered to be adequate by management.

________________________________________________________________________________

TABLE 15.  INTEREST RATE SENSITIVITY (THOUSANDS)
________________________________________________________________________________

                                      December 31, 1996
                                     Maturities/Repricing
                             ______________________________________
                                1-3       4-12      13-60   Over 60
                               Months    Months    Months   Months      Total
                             _________  ________  ________  ________  ________
EARNINGS ASSETS:
  Loans                      $  18,758  $  9,310  $ 45,023  $ 13,284  $ 86,375
  Investments                      315     2,668    13,632    26,788    43,403
  Federal Funds Sold               500         -         -         -       500
                             _________  ________  ________  ________  ________
                             $  19,573  $ 11,978  $ 58,655  $ 40,072  $130,278
                             _________  ________  ________  ________  ________

INTEREST-BEARING DEPOSITS:
  NOW accounts                   8,573         -         -         -     8,573
  Money market                   2,985         -         -         -     2,985
  Savings                       14,920         -         -         -    14,920
  Certificates of Deposit       10,973    32,566    35,821         -    79,360
  Other borrowings                 400         -         -     2,400     2,800
                             _________  ________  ________  ________  ________
                             $  37,851  $ 32,566  $ 35,821  $  2,400  $108,638
                             _________  ________  ________  ________  ________

Interest sensitivity gap     $ (18,278) $(20,588) $ 22,834  $ 37,672  $      -
Cumulative interest
 sensitivity gap             $ (18,278) $(38,866) $(16,032) $ 21,640  $ 21,640
Ratio of sensitivity gap
  to total earning assets      (14.0)%   (15.8)%   (17.5)%     28.9%         -
Cumulative ratio of
   sensitivity gap to
  total earning assets         (14.0)%   (29.8)%   (12.3)%     16.6%     16.6%
________________________________________________________________________________

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to main-tain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank's balance sheet on December 31, 1996. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 1996, the Bank appeared to be cumulatively asset-sensitive (earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). Included in the interest-bearing liabilities subject to interest rate changes within

<page39>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

three months are NOW accounts and savings accounts totaling $23,493,000 which historically have not been as interest-sensitive as other types of interest-bearing deposits. Therefore, the Bank is asset sensitive in the three month or less time period; liability sensitive in the four to twelve months time period and thirteen to sixty months time period and asset-sensitive in the over sixty months time period.

Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

________________________________________________________________________________

TABLE 16.  KEY FINANCIAL RATIOS
________________________________________________________________________________

                                                          1996    1995    1994
                                                         _____   _____   _____
Return on average assets                                  1.2%    1.1%    1.2%
Return on average equity                                 11.6%   10.7%   12.7%
Average equity to average assets                         10.4%   10.2%    9.5%

________________________________________________________________________________

<page40>

________________________________________________________________________________

                                    PERSONNEL
________________________________________________________________________________

<page41>
________________________________________________________________________________

BOARD OF DIRECTORS
________________________________________________________________________________

K. Venson Bolt                C. W. Harman                Leon Moore

J. H. Conduff                 Kevin D. Mitchell           Dorsey H. Thompson

William R. Gardner, Jr.                                   J. T. Williams, Jr.


OFFICERS
________________________________________________________________________________

                                    EXECUTIVE

J. H. Conduff...........................................Chairman of the Board

K. Venson Bolt.....................................Vice Chairman of the Board

Leon Moore..............................President and Chief Executive Officer

Lawrence M. Renfroe..................................Executive Vice President

C. W. Harman........................................................Secretary

G. Albert Owen, Jr.................................Vice President and Cashier

                                   MAIN OFFICE

Lois A. Bond.........................................Assistant Vice President

Patricia K. Harris..........................................Assistant Cashier

Carolyn W. Reed.............................................Assistant Cashier

                               CAVE SPRING OFFICE

Larry J. Hurt.....................Assistant Vice President and Branch Manager

                                 ADMINISTRATIVE

Marie V. Thomas................................................Vice President

Mary Ann Ayers..............................................Marketing Officer

Annette V. Battle....Assistant Secretary to the Board and Recording Secretary

Patricia B. Spangler.................................Administrative Assistant

                                     LENDING

Dianne H. Hamm................Assistant Vice President and Compliance Officer

Patricia A. Bower...........................................Assistant Cashier

Troy L. Abell.......................Assistant Vice President and Loan Officer

Brenda J. Conroy......................................................Lending

                                   OPERATIONS

Betty A. Whitlock.....................................Data Processing Officer

                                      AUDIT

Wanda M. Gardner.............................................Internal Auditor

<page42>



STAFF
________________________________________________________________________________

                                   MAIN OFFICE


CUSTOMER SERVICE            CREDIT DEPARTMENT             SECRETARIES
________________            _________________             ___________
Melodie Bower               Renee Akers                   Shelby Rutherford

Sherrie Janney              Ola Driskell, Manager         Lisa Thomas

Betty Moran                 Shelia DeHart                 Beulah Correll

Sharon Zeman                Gail Phillips, Supervisor     Yara Middleton

                            Jan Rorrer                    DATA PROCESSING CENTER
                                                          ______________________
PAYING AND RECEIVING        Karen Sowers                  Gail Goad
     TELLERS
____________________        Debra Funkhauser              Gay Grim

Karen Bowman                COLLECTIONS                   Alva Mae Harman
                            ___________
Jennifer Hollandsworth                                    Patricia Whitlock

Paula McDaniel              Ralph Edwards

Helen Roberson                                            Ruth Anders

Karen Sutphin                                             CUSTODIANS
                                                          __________
Patsy Wallace
                                                          Roger Dickerson
Regina Gibson
                                                          Lucy Harris
Tammy Rutrough

                              ____________________

                               CAVE SPRING OFFICE
                               __________________



BRANCH OPERATIONS MANAGER      CUSTOMER SERVICE     PAYING AND RECEIVING TELLERS
_________________________      ________________     ____________________________

Kit Edwards                    Margaret Caldwell    Kevin Harvey

<page43>

SHAREHOLDER INFORMATION
________________________________________________________________________________

ANNUAL MEETING
______________

The annual meeting of shareholders will be held at 2:00 p.m. on April 23, 1997, in the community room at The Bank of Floyd, 101 Jacksonville Circle,
Floyd, Virginia.

                              ____________________

REQUESTS FOR INFORMATION
________________________

Requests for information should be directed to Mrs. Annette Battle, Recording
Secretary, at The Bank of Floyd, Post Office Box 215, Floyd, Virginia, 24091;
telephone (540) 745-4191. A copy of the Company's Form 10-KSB for 1996 will be furnished, without charge, after March 31, 1997 upon written request.

                              _____________________

INDEPENDENT AUDITORS                                 STOCK TRANSFER AGENT
____________________                                 ____________________

Larrowe, Cardwell & Company, LC                        The Bank of Floyd
 Certified Public Accountants                        Post Office Box 215
Post Office Box 760                                  Floyd, Virginia  24091
Galax, Virginia  24333

                              _____________________

FEDERAL DEPOSIT INSURANCE CORPORATION
_____________________________________

The Bank is a member of the FDIC. This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance
Corporation.

                              ______________________

                                 BANKING OFFICES
                                 _______________

101 Jacksonville Circle
Floyd, Virginia

4094 Postal Drive
(Off Route 419 near Cave Spring Corners)
Roanoke, Virginia



                      (540) 745-4191 * (540) 774-1111
<pageinside back cover>


                       CARDINAL BANKSHARES CORPORATION
                                    BYLAWS

                                   ARTICLE I
                                   _________

SHAREHOLDERS
____________

Section I.I. Annual Meeting. The annual meeting of the shareholders to elect directors and for the transaction of such other business as may properly come before the meeting shall be held on the fourth Wednesday in April of each year or, if such date falls on a legal holiday, the next business day.

Section 1.2. Special Meetings. Special meetings of shareholders may be called by the Chairman of the Board of Directors, the President or by a majority of the Board of Directors. Business transacted at all special meetings shall be confined to the purpose(s) stated in the notice.

Section 1.3. Place of Meeting. The Board of Directors (the "Board") may designate any place inside or outside Virginia for any annual or special meeting of the shareholders. If no designation is made, the meeting will be at the principal office of the Corporation.

Section 1.4.   Notice of Meeting.   Except as otherwise required by the
Virginia Stock Corporation Act, as now in effect or hereafter from time to time amended (the "Act"), written notice stating the time and location of the meeting, and, in case of a special meeting, the purpose(s) of the meeting, shall be delivered not less than ten nor more than sixty days before the meeting date, either personally or by mail, to each shareholder of record entitled to vote at such meeting. If mailed, the notice will be deemed to be delivered when deposited in the United States mail, postage prepaid, addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation.

Section 1.5.   Closing of Transfer Books or Fixing of Record Date
For the purpose of determining shareholders entitled to notice of or vote at any shareholders' meeting, or any adjournment thereof, or entitled to receive payment of any dividend, or in order to determine shareholders for any other proper purpose, the Board may close the stock transfer books for a stated period not to exceed seventy days. If the stock transfer books are closed to determine shareholders entitled to notice of or vote at a share-
holders' meeting, such books shall be closed for at least ten days immediately preceding such meeting.  In lieu of closing the stock transfer books, the
Board may fix in advance a date as the record date for a determination of shareholders, such date to be not more than seventy days, and in case of a stockholders' meeting, not less than ten days, prior to the date on which the particular aciton requiring a determination of shareholders is to be
taken.   If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or vote at a shareholders' meeting, or shareholders entitled to receive payment of a dividend, the day before the notice of the meeting is mailed or the date on which the resolution of the Board declaring such dividend is adopted, as the case may be, shall be the record date for the determination of share-
holders. Any determination of shareholders entitled to vote at a share-
holders' meeting made as provided in this Section shall apply to any adjournment thereof, unless the Board fixes a new record date, which it shall do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

Section 1.6.   Presiding Officer and the Secretary. The Chairman or the
President, or, in their absence, an officer designated by the Board, shall preside at all shareholder meetings, and the Secretary shall serve as secretary. Otherwise, a chairman or secretary shall be elected by a majority vote of the shareholders present to act in the absence of those officers.

Section 1.7. Voting Lists. The Secretary or other person having charge of the stock transfer books of the Corporation shall make, at least ten days before each shareholders' meeting, a complete list of the shareholders entitled to vote at such meeting, or any adjournment thereof, with the address of and the number of shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the Corporation and shall be subject to inspection by any share-holder at any time during usual business hours, subject to any limitations on such right provided by the Act or other provisions of law. Such list shall also be produced and kept open at the time and palce of the meeting for inspection by any shareholder during the whole time of the meeting for the purposes thereof. The original stock transfer book is prima facie evidence as to the shareholders who are entitled to examine such list or transfer books or to vote at any shareholders' meeting.

Section 1.8. Quorum. Unless otherwise provided in the Corporation's
Articles of Incorporation (the "Articles"), a majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a shareholders' meeting. If less than a quorum is present at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum is present or represented, any business may be transacted which might have been transacted at the original meeting.
The affirmative vote of the majority of the shares represented at the at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, unless the vote of a greater number is required by the Act or the Articles, and except that in the election of directors those receiving the greatest number of votes shall be deemed elected, even though not receiving a majority.

Section 1.9 Proxies. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the Secretary before or at the beginning of the meeting, prior to the call to order. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

Section 1.10. Action by Shareholders Without a Meeting. Any action required to be taken at a meeting of the shareholders of the Corporation, or any action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

Section 1.11. Shareholder Proposals or Nominations. No business shall be transacted at any meeting of shareholders, except such business as shall be (a) specified in the notice of meeting given as provided in Section 1.4 of this Article I; (b) otherwise brought before the meeting by or at the direction of the Board; or (c) otherwise brought before the meeting by a shareholder of record of the Corporation entitled to vote at the meeting in compliance with the procedure set forth in this Section 1.11. For business to be brought before a meeting by a shareholder pursuant to (c) above, the shareholder must have given timely notice in writing to the President of the Corporation. To be timely, a shareholder's notice shall be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than sixty days nor more than ninety days prior to the meeting; provided, however, in the event that less than seventy days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting or such public disclosure was made. Notice shall be deemed to have been given more than seventy days in advance of an annual meeting of shareholders if the annual meeting is called on the date indicated by Section 1.1 of this Article 1 without regard to when public disclosure therof is made. Notice of actions to be brought before a meeting pursuant to (c) above shall set forth, as to each matter the shareholder proposes to bring before the meeting; (a) a brief description of the business desired to be brought before the meeting and the reasons for bringing such business before the meeting; and (b) as to the shareholder giving the notice, (i) the name and address, as they appear on the Corporation's books, of such shareholder, (ii) the classes and number of shares of the Corporation which are owned of record or beneficially by such shareholder, and (iii) any material interest of such shareholder in such business other than his interest as a shareholder of the Corporation. Notwithstanding anything in these Bylawls to the contrary, no business shall be conducted on a shareholder proposal or nomination except in accordance with the provisions set forth in this Section 1.11.
The requirements of this Section are in addition to any other requirements established by law and do not impair the effect of the requirements of
Section 1.2 of these Bylaws relating to business permitted to be transacted at special shareholders' meetings. The Chairman of the meeting shall, if the facts warrant,determine and declare to the meeting that any business was not properly brought before the meeting in accordance with the provision prescribed by these Bylaws and, if he should so determine, he shall so declare to the meeting and any such business not so properly brought before the meeting shall not be transacted.



                                    ARTICLE II
                                    ----------

DIRECTORS
_________

Section 2.1. Board of Directors. The Board of Directors (hereinafter referred to as the "Board"), shall have power to manage and administer the business and affairs of the holding company. Except as expressly limited by law, all corporate powers of the holding company shall be vested in and may be exercised by said Board.

Section 2.2. Number. Tenure and Oualifications. The number of directors of the Corporation shall be eight. The number of directors may be increased or decreased from time to time by amendment of these Bylaws within the variable range established by the Articles. At each annual meeting of shareholders, the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the next succeeding annual meeting and until their successors shall have been elected and qualify.

Directors reaching the age of 70 shall be ineligible for renomination to the Board of Directors of the Corporation at the expiration of the term of office during which the director becomes 70 years of age. Provided, however, that the foregoing clause shall not apply to the original Directors, K. Venson
Bolt, J. H. Conduff, William R. Gardner, Jr., C. W. Harman, Kevin D. Mitchell,
R. Leon Moore, Dorsey H. Thompson and J. T. Williams, Jr., their tenure shall be grandfathered under The Bank of Floyd Bylaws.


Section 2.3.   Class of Directors.   Directors shall be as set forth in the
holding company's Articles of Incorporation.

Section 2.4. Organization Meeting. The President or Vice-President, upon receiving the certificate of the judges, of the result of any election, shall notify the directors-elect of their election and of the time at which they are required to meet at the main office of the holding company for the purpose of organizing the new Board and electing and appointing officers of the holding company for the succeeding year. Such meeting shall be appointed to be held on the day of the election or as soon thereafter as practicable, and in any event, within thirty days thereof, and if, at the time fixed for such meeting, there shall not be a quorum present, the Directors present may adjourn the meeting, from time to time, until a quorum is obtained.

Section 2.5.   Regular Meetings.   The Regular Meetings of the Board of
Directors shall be held, without notice, on the second Wednesday of the first month of each quarter, in The Bank of Floyd Board of Directors' room or at such other time and place as the Board may establish at a regular meeting.

Section 2.6. Special Meetings. Special Meetings of the Board of Directors may be called by the President of the holding company, or at the request of a majority of the Directors. Each member of the Board of Directors shall be given notice stating the time and place, by facsimile, letter, or in person, of each such special meeting.

Section 2.7. Ouorum. A majority of the Directors shall constitute a quorum at any meeting, except when otherwise provided by law; but a less number may adjourn any meeting, from time to time, and the meeting may be held, as adjourned, without further notice. If a quorum is present, the Board may take action through the vote of a majority of directors who are in attendance.

Section 2.8. Vacancies. When any vacancy occurs among the Directors, the remaining members of the Board, in accordance with the laws of the United
States or the Commonwealth of Virginia, may appoint a Director to fill such vacancy at any regular meeting of the Board, or at a special meeting called for that purpose.

                                 ARTICLE III
                                 ___________

COMMITTEES OF THE BOARD
_______________________

The Board of Directors has power over and is solely responsible for the management, supervision, and administration of the holding company. The
Board of Directors may delegate its power, but not any of its responsibilities, to such persons or committees as the Board may determine.

The Board of Directors must formally ratify written policies authorized by committees of the Board before such policies become effective. Each committee must have one or more member(s), who serve at the pleasure of the Board of Directors. Provisions of the articles and bylaws governing place of meetings, notice of meeting, quorum and voting requirements of the Board of Directors, apply to committees and their members as well. The creation of a committee and appointment of members to it must be approved by the Board of Directors.

Section 3.1.   Executive Committee.  The  Board  may  appoint  an  Executive
Committee composed of not less than three (3) directors and the Chief
Executive Officer, appointed by the Board annually or more often. The
Executive Committee shall have power to discount and purchase bills, notes and other evidences of debt, to buy and sell bills of exchange, to examine and approve loans and discounts, to exercise authority regarding loans and discounts, and to exercise, when the Board is not in session, all other powers of the Board that may lawfully be delegated. The Executive Committee shall keep minutes of its meetings and such minutes shall be sumitted at the next regular meeting of the Board of Directors at which a quorum is present, and any action taken by the Board with respect thereto shall be entered in the minutes of the Board.

Section 3.2. Risk and/or Asset Liability Management Committee. The Board may appoint a Risk and/or Asset Liability Management Committee composed of not less than two (2) directors and the Chief Executive Officer appointed by the Board annually or more often. The Committee shall have the power to ensure adherence to the Risk and/or Asset Liability Policy, to recommend amendments thereto, to manage interest rate risk, approve purchase or sell of investments and loans to manage risk, when the Board is not in session, all other powers of the Board may be lawfully delegated. The Committee shall keep minutes of its meetings, and such minutes shall be submitted at the next regular meeting of the Board of Directors at which a quorum is present, and any action taken by the Board with respect thereto shall be entered in the minutes of the Board.

Section 3.3.  Audit Committee.   There shall be an Audit Committee composed
of not less than three (3) directors, exclusive of any active officers, appointed by the Board annually or more often. The duty of that committee shall be to examine at least once during each calendar year and within 15 months of the last examination the affairs of the holding company or its affiliates or cause suitable examinations to be made by auditors responsible only to the Board of Directors and to report the result of such examination in writing to the Board at the next regular meeting thereafter.  Such report shall state whether th eholding company or its affiliates is in a sound condition, and whether adequate internal controls and procedures are being maintained and shall recommend to the Board such changes in the manner of conducing the affairs of the holding company as shall be deemed advisable.

Section 3.4.  Other Committees.   The Board of Directors may appoint,
from time to time, from its own members, other committees of one or more persons, for such purposes and with such powers as the Board may determine.

However, a committee may not:

  (1)    Authorize distributions of assets or dividends.
  (2)    Approve action required to be approved by shareholders.
  (3)    Fill vacancies on the Board of Directors or any of its committees.
  (4)    Amend Articles of Incorporation.
  (5)    Adopt, amend or repeal bylaws.
  (6) Authorize or approve issuance or sale or contract for sale of shares, or determine the designation and relative rights, preferences and limitations of a class or series of shares.


                                   ARTICLE IV
                                   __________

OFFICERS AND EMPLOYEES
______________________

Section 4.1. Chairman of the Board. The Board of Directors may appoint one of its members to be Chairman of the Board to serve at the pleasure of the Board. He shall preside at all meetings of the Board of Directors. He shall also have and may exercise such further powers and duties as from time to time may be conferred upon, or assigned to him by the Board of Directors.

Section 4.2. President. The Board of Directors shall appoint one of its members to be President and Chief Executive Officer of the holding company.
The President shall have general executive powers, and shall have and may exercise any and all other powers and duties pertaining by law, regulation, or practice, to the office of President, or imposed by these Bylaws. He shall also have and may exercise such further powers and duties as from time to time may be conferred upon, or assigned to him by the Board of Directors.

Section 4.3. Executive Vice President. The Board of Directors may appoint an Executive Vice President. The Executive Vice President shall have such powers and duties as may be assigned to him by the Board of Directors.

Section 4.4. Secretary. The Board of Directors shall appoint a Secretary of the Board and of the holding company, and shall keep accurate minutes of all meetings. He shall give all notices required by these Bylaws. He shall be custodian of the corporate seal, records, documentsand papers of the holding company. He shall provide for the keeping of proper records of all transactions of the holding company. He shall have and may exercise any and all other powers and duties pertaining by law, regulation or practice, or imposed by these Bylaws. He shall also perform such other duties as may be assigned to him, from time to time, by the Board of Directors.

Section 4.5.   Treasurer.    The Treasurer shall keep all records and
perform all other duties usually performed by the Treasurer of a banking corporation, subject to the direction and control of the Board.

Section 4.6.   Other Officers.   The Board of Directors may appoint one or
more Vice Presidents, one or more Assistant Vice Presidents, one or more
Assistant Secretaries, and such other officers and Attorneys-in-fact as from time to time may appear to the Board of Directors to be required or desirable to transact the business of the holding company.  Such officers shall respectively exercise such powers and perform such duties as pertain to their several offices, or as may be conferred upon, or assigned to them by the Board of Directors or the President.

Section 4.7. Tenure of Office. Subject to any agreement to the contrary, the President shall hold his office for the current year for which the Board of which he shall be a member has elected, unless he shall resign, become disqualified, or be removed, and any vacancy occurring in the office of President shall be filled promptly by the Board of Directors. Any one or more offices may be held by the same person, unless prohibited by law or regulation.

                                  ARTICLE V

STOCK AND STOCK CERTIFICATES

Section 5.1. Transfers. Shares of stock shall be transferable on the books of the holding company or such other party as designated by the Board of Directors, and a transfer book shall be kept in which all transfers of stock shall be recorded. Every person becoming a shareholder by such transfer shall, in proportion to his shares, succeed to all rights of the prior holder of such shares. The Board of Directors may impose conditions upon the transfer of the stock reasonably calculated to simplify the work of the holding company with respect to stock transfers, voting at shareholder's meetings, and related matters and to protect against fraudulent transfers.

Section 5.2. Stock Certificates. Certificates of Stock shall bear the signature of any holding company officer and attested by any other holding company officer, each of whom shall be appointed by the Board of Directors.
Each certificate shall recite on its face that the stock represented thereby is transferable only upon the books of the holding company and properly endorsed.

Section 5.3. Authorized Capital. The amount of authorized capital stock of this holding company shall be $50,000,000 divided into 5,000,000 shares of common stock, the par value per share of $lO, but the capital stock may be increased or decreased from time to time, in accordance with the provisions of the laws of the Commonwealth of Virginia. No shares shall possess preemptive rights.

                                   ARTICLE VI
                                   __________

CORPORATE SEAL
______________

The President, the Executive Vice President, the Secretary, or any other officer designated by the Board of Directors, shall have authority to affix the corporate seal to any document requiring such seal, and to attest the same. Such seal shall be substantially in the following form:

(          )
(Impression)
(    of    )
(   seal   )
(          )

                                   ARTICLE VII
                                   ___________

MISCELLANEOUS PROVISIONS
________________________

Section 7.1.   Fiscal Year.   The fiscal year of the holding company shall
be the calendar year.

Section 7.2.   Execution of Instruments.   All agreements, indentures,
mortgages, deeds, conveyances, transfers, certificates, declarations, receipts, discharges, releases, satisfactions, settlements, petitions, schedules, accounts, affidavits, bonds, undertakings, proxies and other instruments or documents may be signed, executed, acknowledged, verified, delivered or accepted on behalf of the bank by the President, any Vice
President, or any other holding company officer appointed by the Board of
Directors. The provisions of this Section 7.2 are supplementary to any other provision of these Bylaws.

Section 7.3. Records. The Articles ofIncorporation, the Bylaws and the proceedings of all meetings of the shareholders, the Board of Directors, standing committees of the Board, shall be recorded in appropriate minute books provided for the purpose. The minutes of each meeting shall be signed by the Secretary or other officer appointed to act as Secretary of the meeting. A shareholder shall be entitled to inspect the records of the association provided (1) he has been a shareholder of record for at least six months immediately preceding his demand or is the holder of record of at least five percent of all outstanding shares and (2) he gives the holding company written notice of his demand at least five business days before the date he wishes to inspect and copy.


                                  ARTICLE VIII
                                  ____________

BYLAWS
______

Section 8.1.  Inspection.   A copy of the Bylaws, with all amendments
thereto, shall at all times by kept in a convenient place within the holding company offices, and shall be open for inspection to all shareholders, during banking hours only, and according to the procedures outlined in Section 7.3.

Section 8.2. Amendments. The Bylaws may be amended, altered or repealed, at any regular meeting of the Board of Directors, by a vote of a majority of the whole number of the Directors. The Bylaws may also be amended, altered or replaced by shareholders either by unanimous action without a meeting or by a majority vote of the outstanding shares at a duly called meeting.




                                INDEMNIFICATION
                                _______________

Sec.1-In any proceeding brought by a shareholder of the Holding
      Company in the right of the Holding Company or brought by or on behalf of shareholders of the Holding Company, an officer or a director of the Holding Companyshall not be liable to the Holding Company or its shareholders for any monetary damages in excess of the limit of liability then insured for by the Holding Company, pursuant to an effective directors and officers liability insurance policy, if such insurance is then carried by the Holding misconduct or a knowing violation of the criminal law or any federal or state securities law.

Sec.2-If such insurance is not then carried by the Holding Company, in any such proceeding referred to in the preceding paragraph, an officer or a director of the Holding Company shall not be liable to the Holding Company or its shareholders for any monetary damages in excess of $1.00 arising out of any transaction, occurrence or course of conduct, unless in such proceeding a judgment shall have been entered against the director or officer because of a finding that the act or omission for which the officer or director was adjudged liable had been proved to be due to his willful misconduct or a knowing violation of the criminal law or federal or state securities law.

Sec.3-To the full extent required or permitted and in the manner prescribed by the Virginia Stock Corporation Act and any other applicable law, the Holding Company shall indemnify a director of Holding Company who is or was a party to any proceeding by reason of the fact that he is or was such a director or officer or is or was serving at the request of the Holding Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other profit or nonprofit enterprise.
      The Holding Company shall promptly pay for or reimburse the reasonable expenses, including attorneys fees, incurred by any such officer or director of the Holding Company in connection with any proceeding (whether or not made a party) arising from his status as such officer or director, in advance of final disposition of any such proceeding upon receipt by the Holding Company from such officer of director of (a) a written statement of good faith belief that he is entitled to indemnity by the Holding Company, and (b) a written undertaking, executed personally or on his behalf, to repay the amount so paid or reimbursed if after final disposition of such proceeding it is determined that he did not meet the applicable standard of conduct. The Board of Directors is hereby empowered, by a majority vote of a quorum of disinterested directors, to contract in advance to indemnify any director or officer.

Sec.4-The Board of Directors is hereby empowered, by majority vote of a quorum of disinterested directors, to cause the Holding
      Company to indemnify or contract in advance to indemnify any person not specified in Section 3 of this Article who was or is a party to any proceeding, by reason of the fact that he is or was an employee or agent of the Holding Company, or is or was serving at the request of the Holding Company as director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other profit or nonprofit enterprise, to the same extent as if such person were specified as one to whom indemnification is granted in Section 3 of this Article.

Sec.5-The Holding Company may purchase and maintain insurance to indemnify it against the whole or any portion of the liability assumed by it in accordance with this Article and may also procure insurance, in such amounts as the Board of Directors may determine, on behalf of any person who is or was a director, officer, employee or agent of the Holding Company, or is or was serving at the request of the Holding Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other profit or nonprofit enterprise, against any liability asserted against or incurred by any such person in any such capacity or arising from his status as such, whether or not the Holding Company would have power to indemnify him against such liability under the provisions of this Article.

Sec.6-In the event there has been a change in the composition of a majority of the Board of Directors after the date of the alleged act or omission with respect to which indemnification is claimed, any determination as to indemnification and advancement of expenses with respect to any claim for indemnification made pursuant to this Article shall be made by special legal counsel agreed upon by the Board of Directors and the proposed indemnitee. If the Board of Directors and the proposed indemnitee are unable to agree upon such special legal counsel, the Board of Directors and the proposed indemnitee each shall select a nominee, and the nominee shall select such special legal counsel.

Sec.7-The provisions of this Article shall be applicable to all actions, claims, suits or proceedings commenced after the adoption hereof, whether arising from any action taken or failure to act before or after such adoption. No amendment, modification or repeal of this Article shall diminish the rights provided hereby or diminish the right to indemnification with respect to any claim, issue or matter in any then pending or subsequent proceeding that is based in any material respect on any alleged action or failure to act prior to such amendment, modification or repeal.

Sec.8-Reference herein to directors, officers, employees or agents shall include former directors, officers, employees and agents and their respective heirs, executors and administrators.
