Form 10QSB
period 1997-03-31
CARDINAL BANKSHARES CORP
filed 1997-05-16
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1997
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.

                   Commission File No. -0-28780-

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of March 31, 1997 was $465,536.

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


   Consolidated Balance Sheets as of March 31, 1997 and
    December 31,1996........................................................3

   Consolidated Statements of Operations for the Three Months
    Ended March 31, 1997 and 1996...........................................4

   Consolidated Statements of Stockholders' Equity for the
    Periods Ended March 31, 1997 and 1996...................................5

   Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 1997 and 1996.........................................6-7

   Notes to Consolidated Financial Statements.............................8-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................9-10



PART II.  OTHER INFORMATION................................................10




       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.















CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 1997 and December 31, 1996
________________________________________________________________________________

                                              March 31,        December 31,
                                                1997               1996
                                            ____________       ____________
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,423,799       $  2,749,552
 Federal funds sold                            1,950,000            500,000
 Investment securities available for sale     28,331,551         30,338,456
 Investment securities held to maturity;
  market value of $12,547,512 in 1997 and
  $13,362,000 in 1996                         13,195,453         13,383,394
 Loans, net of allowance for credit losses
  of $1,062,556 in 1997 and $1,002,455 in
  1996 (Note 2)                               86,976,841         85,372,459
 Premises and equipment                        1,518,520          1,560,582
 Accrued income                                  961,830          1,053,576
 Other assets                                  1,572,782          1,463,702
                                             ___________        ___________
          Total assets                      $136,930,776       $136,421,721
                                             ___________        ___________
LIABILITIES
  Demand deposits                           $ 11,808,341       $ 12,585,858
  NOW deposits                                 9,240,395          8,572,681
  Savings deposits                            17,790,397         17,905,685
  Large denomination time deposits            10,712,939         10,693,230
  Other time deposits                         69,366,704         68,666,993
                                             ___________        ___________
         Total deposits                      118,918,776        118,424,447
Short-term debt                                        0            400,000
Long-term debt                                 2,400,000          2,400,000
Accrued interest payable                         270,799            247,000
Other liabilities                                566,189            415,355
                                             ___________        ___________
         Total liabilities                   122,155,764        121,886,802
                                             ___________        ___________
  Commitments and contingencies (Note 3)

STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 465,536
   shares in 1997 and 1996, respectively       4,655,360          4,655,360
  Surplus                                      1,200,000          1,200,000
  Retained earnings                            9,042,209          8,585,007
  Unrealized appreciation (depreciation) on
    investment securities available for sale,
    net of income taxes                         (122,557)            94,552
                                             ___________        ___________
       Total stockholders' equity             14,775,012         14,534,919
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $136,930,776       $136,421,721
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            3
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                  1997              1996
                                                  ____              ____
INTEREST INCOME:

    Loans and fees on loans                   $ 1,983,526         $ 1,838,237
    Federal funds sold                              9,703              61,054
    Taxable investment securities                 566,163             535,782
    Investment securities exempt from
      federal tax                                 126,625             126,273
                                               __________          __________
         Total interest income                  2,686,017           2,561,346

INTEREST EXPENSE ON DEPOSITS                    1,337,935           1,339,130
                                               __________          __________
         Net interest income                    1,348,082           1,222,216

PROVISION FOR CREDIT LOSSES                        75,000             100,000
                                               __________          __________
         Net interest income after provision
          for credit losses                     1,273,082           1,122,216

OTHER INCOME:

    Service charges on deposit accounts            31,902              27,029
    Other service charges and fees                  6,929               2,362
    Securities gains                                6,808               7,500
    Other income                                   47,751              83,929
                                               __________          __________
         Total other income                        93,390             100,820

OTHER EXPENSE:

    Salaries and employee benefits                376,202             407,527
    Occupancy expense                              22,790              28,094
    Equipment expense                              58,279              43,120
    Other expense                                 284,849             185,936
                                               __________          __________
         Total other expense                      742,120             664,677
                                               __________          __________
         Income before income taxes               624,352             558,359

Income tax expense                                167,150             161,019
                                               __________          __________
         Net income                           $   457,202         $   397,340
                                               __________          __________
NET INCOME PER SHARE                          $      0.98         $      0.85
                                               __________          __________




See Notes to Consolidated Financial Statements                              4
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the three months ended March 31, 1997 and March 31, 1996 (Unaudited)
________________________________________________________________________________

                                                        UNREALIZED    TOTAL
                                                       APPRECIATION   STOCK-
                        COMMON              RETAINED  (DEPRECIATION)  HOLDERS'
                        STOCK     SURPLUS   EARNINGS    SECURITIES    EQUITY
                      __________  _______  _________  _____________  ________


January 1, 1996       $4,655,360 $1,200,000 $ 7,481,589  $ 294,529  $13,631,478
Net income                                      397,340                 397,340
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                          (140,892)    (140,892)
                       _________  _________  __________   ________   __________

March 31, 1996        $4,655,360 $1,200,000 $ 7,878,929  $ 153,637  $13,887,926
                       _________  _________  __________   ________   __________



January 1, 1997       $4,655,360 $1,200,000 $ 8,585,007  $  94,552  $14,534,919
Net income                                      457,202                 457,202
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                          (217,109)    (217,109)
                       _________  _________  __________   ________   __________

March 31, 1997        $4,655,360 $1,200,000 $ 9,042,209  $(122,557) $14,775,012
                       _________  _________  __________   ________   __________




















See Notes to Consolidated Financial Statements                              5
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 1997 and 1996 (Unaudited)
_______________________________________________________________________________

                                                   1997              1996
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   457,202       $   397,340
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization                43,891            38,517
      Accretion of discounts on securities,
       net of amortization of premiums            (24,967)          (15,224)
      Amortization of loan fees                   (25,000)           (3,005)
      Provision for credit losses                  75,000           100,000
      Deferred income taxes                             -           246,200

      Net realized gains on securities             (5,039)           (7,500)
      Deferred compensation & pension expense       9,356            16,281
      Changes in assets and liabilities:
       Accrued income                              91,746            84,850
       Other assets                                 2,764           242,354
       Accrued interest payable                    23,799            46,190
       Other liabilities                          141,479          (140,045)
                                               __________       ___________
   Net cash provided by operating activities      790,231         1,005,958
                                               __________       ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in federal funds sold         (1,450,000)       (1,700,000)
  Purchases of securities                               -        (7,143,963)
  Sale of securities                              938,526                 -
  Maturities of securities                        957,375         8,638,769
  Net increase in loans                        (1,654,383)          142,130
  Proceeds from sale of other real estate               -            17,200
  Purchases of properties and equipment            (1,829)          (41,473)
                                               __________        __________
   Net cash used in investing activities       (1,210,311)          (87,337)
                                               __________        __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                          (225,093)         (771,546)
  Net increase (decrease) in time deposits        719,420          (312,934)
  Dividends paid                                        -                 -
  Principal paid on short-term debt              (400,000)
                                               __________        __________
   Net cash provided (used) by financing
     activities                                    94,327        (1,084,480)
                                               __________        __________
   Net decrease in cash and cash equivalents     (325,753)         (165,859)

CASH AND CASH EQUIVALENTS, BEGINNING            2,749,552         1,907,215
                                               __________        __________
CASH AND CASH EQUIVALENTS, ENDING             $ 2,423,799       $ 1,741,356
                                               __________        __________


See Notes to Consolidated Financial Statements                            6
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the three months ended March 31, 1997 and 1996 (Unaudited)
_______________________________________________________________________________

                                                   1997              1996
                                                   ____              ____

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 1,314,136       $ 1,292,940
                                               __________        __________
 Income taxes paid                            $     4,396       $         -
                                               __________        __________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $         -       $         -







































See Notes to Consolidated Financial Statements                             7
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

________________________________________________________________________________

ITEM 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

NOTE 1.    BASIS OF PRESENTATION:

     Cardinal Bankshares Corporation (the Company) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of The Bank of Floyd (the Bank). The Bank was acquired by the Company on July 1, 1996 and used the pooling of interests accounting method.

     The consolidated financial statements as of March 31, 1997 and for the periods ended March 31, 1997 and 1996 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Bank's audited financial statements and the notes thereto as of December 31, 1996, included in the Bank's Annual Report for the fiscal year ended December 31, 1996.

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

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the three months ended March 31.

                                                 1997            1996
                                                 ____            ____
      Balance at January 1                   $ 1,002,455     $ 1,134,182
      Provision charged to operations             75,000         100,000
      Loans charged off, net of recoveries       (14,899)       (399,697)
                                              __________      __________
         Balance at March 31                 $ 1,062,556     $   834,485

                                                                           8
NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 1997 and 1996 is as follows:

                                                 1997             1996
                                                 ____             ____
      Commitments to extend credit           $ 4,638,538      $ 4,767,635
      Standby letters of credit                  197,100          396,500
                                              __________       __________
                                             $ 4,835,638      $ 5,164,135


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended March 31, 1997, the Bank earned $457,202 in net income compared to $397,340 for the quarter ended March 31, 1996. The in-crease of $59,862 was due primarily to an increase in net interest income.

     Interest income was $2,686,017 for the quarter ended March 31, 1997, compared to $2,561,346 for the same period of 1996. The quarterly increase was due mainly to an increase of $5.7 million in average earning assets for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996.

     Interest expense for the quarter ended March 31, 1997 was $1,337,935, down $1,195 from $1,339,130 for the quarter ended March 31, 1996. The decrease was due to a decrease of approximately 20 basis point in interest rate when compared to the quarter ended March 31, 1996.

     The provision for credit losses was $75,000 and $100,000 for the quarters ended March 31, 1997 and March 31, 1996, respectively. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at March 31, 1997 were $136,930,766 compared to $136,421,721 at December 31, 1996. Net loans have increased by $1.6 million due to solid loan demand. The loans were funded by lower yielding investments that had either matured or were sold, and by an increase in deposits of $494,329.

CAPITAL ADEQUACY

     Shareholder's equity amounted to $14,775,012 at March 31, 1997, an increase of $240,093 over the December 31, 1996 balance of $14,534,919. The increase was a result of the earnings for the three months offset by a decrease in the market value of securities that are classified as available for sale.


                                                                            9
     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At March 31, 1997 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 13.86%, a ratio of total risk-based capital to risk-weighted assets of 15.11% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended March 31, 1997 of 8.59%.

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

                                       CARDINAL BANKSHARES CORPORATION


Date:   May 14, 1997                   By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer
                                                                           10