Form 10QSB
period 1997-06-30
CARDINAL BANKSHARES CORP
filed 1997-08-18
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1997
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of June 30, 1997 was 465,536.

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


   Consolidated Balance Sheets as of June 30, 1997 and
    December 31,1996........................................................3

   Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 1997 and 1996............................4

   Consolidated Statements of Stockholders' Equity for the
    Periods Ended June 30, 1997 and 1996....................................5

   Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 1997 and 1996..........................................6-7

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















CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 1997 and December 31, 1996
________________________________________________________________________________

                                              June 30,         December 31,
                                                1997               1996
                                            ____________       ____________
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,580,180       $  2,749,552
 Federal funds sold                            7,700,000            500,000
 Investment securities available for sale     27,288,656         30,338,456
 Investment securities held to maturity;
  market value of $12,436,715 in 1997 and
  $12,366,283 in 1996                         11,760,711         13,383,394
 Loans, net of allowance for credit losses
  of $1,129,379 in 1997 and $1,002,455 in
  1996                                        87,507,761         85,372,459
 Premises and equipment                        1,556,730          1,560,582
 Accrued income                                1,049,341          1,053,576
 Other assets                                  1,715,735          1,463,702
                                             ___________        ___________
          Total assets                      $141,159,114       $136,421,721
                                             ___________        ___________
LIABILITIES
  Demand deposits                           $ 12,070,479       $ 12,585,858
  NOW deposits                                 8,316,374          8,572,681
  Savings deposits                            17,827,062         17,905,685
  Large denomination time deposits            11,043,280         10,693,230
  Other time deposits                         73,395,021         68,666,993
                                             ___________        ___________
         Total deposits                      122,652,216        118,424,447
Short-term debt                                        0            400,000
Long-term debt                                 2,400,000          2,400,000
Accrued interest payable                         257,774            247,000
Other liabilities                                598,139            415,355
                                             ___________        ___________
         Total liabilities                   125,908,129        121,886,802
                                             ___________        ___________
  Commitments and contingencies (Note 3)

STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 465,536
   shares in 1997 and 1996, respectively       4,655,360          4,655,360
  Surplus                                      1,200,000          1,200,000
  Retained earnings                            9,317,986          8,585,007
  Unrealized appreciation (depreciation) on
    investment securities available for sale,
    net of income taxes                           77,639             94,552
                                             ___________        ___________
       Total stockholders' equity             15,250,985         14,534,919
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $141,159,114       $136,421,721
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            3
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the quarter and six months ended June 30, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                             Six        Six
                                  Quarter     Quarter       Months     Months
                                   Ended       Ended        Ended      Ended
                                  June 30,    June 30,     June 30,   June 30,
                                    1997        1996         1997       1996
                                    ____        ____         ____       ____
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans       $ 2,011,571 $ 1,809,133 $ 3,995,097 $ 3,647,370
  Federal funds sold                 71,682      34,887      81,385      95,941
  Taxable investment securities     532,420     555,335   1,098,583   1,091,117
  Investment securities exempt
    from federal tax                123,118     108,672     249,743     234,945
                                 __________  __________  __________  __________
     Total interest income        2,738,791   2,508,027   5,424,808   5,069,373

INTEREST EXPENSE ON DEPOSITS      1,401,660   1,320,181   2,739,595   2,659,312
                                 __________  __________  __________  __________
     Net interest income          1,337,131   1,187,646   2,685,213   2,410,061

PROVISION FOR CREDIT LOSSES          75,000      75,000     150,000     175,000
                                 __________  __________  __________  __________
     Net interest income after
       provision for credit
       losses                     1,262,131   1,112,846   2,535,213   2,235,061

OTHER INCOME:
  Service charges on deposit
    accounts                         39,605      30,282      71,507      57,311
  Other service charges and fees      6,527       2,160      13,456       4,522
  Securities gains                        -      24,991       6,808      32,491
  Other income                       69,941      56,736     117,692     120,666
                                 __________  __________  __________  __________
     Total other income             116,073     114,169     209,463     214,990

OTHER EXPENSE:
  Salaries and employee benefits    368,903     441,994     745,105     849,521
  Occupancy expense                  26,742      27,962      49,532      56,056
  Equipment expense                  51,675      42,476     109,954      85,596
  Other expense                     219,834     191,148     504,683     377,084
                                 __________  __________  __________  __________
     Total other expense            667,154     703,580   1,409,274   1,368,257
                                 __________  __________  __________  __________
     Income before income taxes     711,050     523,435   1,335,402   1,081,794

Income tax expense                  197,850     145,113     365,000     306,132
                                 __________  __________  __________  __________
     Net income                 $   513,200 $   378,322 $   970,402 $   775,662
                                 __________  __________  __________  __________
NET INCOME PER SHARE            $      1.10 $      0.81 $      2.08 $      1.67
                                 __________  __________  __________  __________

See Notes to Consolidated Financial Statements                              4
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the six months ended June 30, 1997 and June 30, 1996 (Unaudited)
________________________________________________________________________________

                                                        UNREALIZED    TOTAL
                                                       APPRECIATION   STOCK-
                        COMMON              RETAINED  (DEPRECIATION)  HOLDERS'
                        STOCK     SURPLUS   EARNINGS    SECURITIES    EQUITY
                      __________  _______  _________  _____________  ________


January 1, 1996       $4,655,360 $1,200,000 $ 7,481,589  $ 294,529  $13,631,478
Net income                                      775,662                 775,662
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                          (550,812)    (550,812)
                       _________  _________  __________   ________   __________

June 30, 1996         $4,655,360 $1,200,000 $ 8,257,251  $(256,283) $13,856,328
                       _________  _________  __________   ________   __________



January 1, 1997       $4,655,360 $1,200,000 $ 8,585,007  $  94,552  $14,534,919
Net income                                      970,402                 970,402
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                           (16,913)     (16,913)
Dividends paid                                 (237,423)               (237,423)
                       _________  _________  __________   ________   __________

June 30, 1997         $4,655,360 $1,200,000 $ 9,317,986  $  77,639 $ 15,250,985
                       _________  _________  __________   ________   __________



















See Notes to Consolidated Financial Statements                              5
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 1997 and 1996 (Unaudited)
_______________________________________________________________________________

                                                   1997              1996
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   970,402       $   775,662
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization                87,920            79,352
      Accretion of discounts on securities,
       net of amortization of premiums            (29,777)          (33,958)
      Amortization of loan fees                   (54,343)          (15,493)
      Provision for credit losses                 150,000           175,000
      Deferred income taxes                       103,132           207,236
      Net realized gains on securities             (6,788)          (32,991)
      Net realized gains on sale of ORE                 -            (9,696)
      Deferred compensation & pension expense           -            31,806
      Changes in assets and liabilities:
       Accrued income                               4,235             6,374
       Other assets                              (369,645)          277,636
       Accrued interest payable                    10,774             9,118
       Other liabilities                          182,784           (76,743)
                                               __________       ___________
   Net cash provided by operating activities    1,048,694         1,393,303
                                               __________       ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in federal funds sold         (7,200,000)          550,000
  Purchases of securities                        (871,444)       (9,809,182)
  Sale of securities                            1,043,761           991,475
  Maturities of securities                      4,504,317        11,223,138
  Net increase in loans                        (2,230,958)       (3,580,177)
  Proceeds from sale of other real estate          29,978            91,249
  Purchases of properties and equipment           (84,067)         (125,656)
                                               __________        __________
   Net cash used in investing activities       (4,808,413)         (659,153)
                                               __________        __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                          (850,309)       (1,135,038)
  Net increase (decrease) in time deposits      5,078,079           496,906
  Dividends paid                                 (237,423)                -
  Principal paid on short-term debt              (400,000)
                                               __________        __________
   Net cash provided (used) by financing
     activities                                 3,590,347          (638,132)
                                               __________        __________
   Net decrease in cash and cash equivalents     (169,372)           96,018

CASH AND CASH EQUIVALENTS, BEGINNING            2,749,552         1,907,215
                                               __________        __________
CASH AND CASH EQUIVALENTS, ENDING             $ 2,580,180       $ 2,003,233
                                               __________        __________

See Notes to Consolidated Financial Statements                            6
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the six months ended June 30, 1997 and 1996 (Unaudited)
_______________________________________________________________________________

                                                   1997              1996
                                                   ____              ____

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 2,728,621       $ 2,650,194
                                               __________        __________
 Income taxes paid                            $   360,399       $   288,477
                                               __________        __________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $         -       $         -







































See Notes to Consolidated Financial Statements                             7
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

     The consolidated financial statements as of June 30, 1997 and for the periods ended June 30, 1997 and 1996 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1996, included in the Company's Annual Report for the fiscal year ended December 31, 1996.

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

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the six months ended June 30.

                                                 1997            1996
                                                 ____            ____
      Balance at January 1                   $ 1,002,455     $ 1,134,182
      Provision charged to operations            150,000         175,000
      Loans charged off, net of recoveries       (23,076)       (427,073)
                                              __________      __________
         Balance at March 31                 $ 1,129,379     $   882,109

                                                                           8
NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 1997 and 1996 is as follows:

                                                 1997             1996
                                                 ____             ____
      Commitments to extend credit           $ 3,988,684      $ 4,767,635
      Standby letters of credit                  187,700          396,500
                                              __________       __________
                                             $ 4,176,384      $ 5,164,135


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended June 30, 1997, the Bank earned $513,200 in net income compared to $378,322 for the quarter ended June 30, 1996. The in-crease of $134,878 was due primarily to an increase in net interest income.

     Interest income was $2,738,791 for the quarter ended June 30, 1997, compared to $2,508,027 for the same period of 1996. The quarterly increase was due mainly to an increase of $4.5 million in average earning assets for the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996.

     Interest expense for the quarter ended June 30, 1997 was $1,401,660, up $81,479 from $1,320,181 for the quarter ended June 30, 1996. The increase was due primarily to an increase in interest bearing deposits when compared to the quarter ended June 30, 1996.

     The provision for credit losses was $75,000 for the quarters ended June 30, 1997 and 1996. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at June 30, 1997 were $141,159,114 compared to $136,421,721 at December 31, 1996. Net loans have increased by $2.1 million due to solid loan demand. The loans were funded by an increase in deposits.

CAPITAL ADEQUACY

     Shareholder's equity amounted to $15,250,985 at June 30, 1997, an increase of $716,066 over the December 31, 1996 balance of $14,534,919. The increase was a result of the earnings for the six months offset by a decrease in the market value of securities that are classified as available for sale, and the payment of $237,413 in dividends.


                                                                            9
     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At June 30, 1997 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 13.85%, a ratio of total risk-based capital to risk-weighted assets of 15.01% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended June 30, 1997 of 8.90%.

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

                                       CARDINAL BANKSHARES CORPORATION


Date:   August 12, 1997                By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer
                                                                           10