Form 10QSB
period 1997-09-30
CARDINAL BANKSHARES CORP
filed 1997-11-13
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1997
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of September 30, 1997 was 465,536.

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


   Consolidated Balance Sheets as of September 30, 1997 and
    December 31, 1996.......................................................3

   Consolidated Statements of Operations for the Three
     and Nine Months Ended September 30, 1997 and 1996......................4

   Consolidated Statements of Stockholders' Equity for the
    Periods Ended September 30, 1997 and 1996...............................5

   Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 1997 and 1996.......................................6-7

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















CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1997 and December 31, 1996
________________________________________________________________________________

                                            September 30,      December 31,
                                                1997               1996
                                            ____________       ____________
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,114,886       $  2,749,552
 Federal funds sold                            8,700,000            500,000
 Investment securities available for sale     29,791,850         30,338,456
 Investment securities held to maturity;
  market value of $11,538,016 in 1997 and
  $13,361,576 in 1996                         11,439,621         13,383,394
 Loans, net of allowance for credit losses
  of $1,391,660 in 1997 and $1,002,455 in
  1996                                        85,863,277         85,372,459
 Premises and equipment                        1,639,886          1,560,582
 Accrued income                                  981,335          1,053,576
 Other assets                                  1,202,596          1,463,702
                                             ___________        ___________
          Total assets                      $141,733,451       $136,421,721
                                             ___________        ___________
LIABILITIES
  Demand deposits                           $ 11,908,762       $ 12,585,858
  NOW deposits                                 9,050,350          8,572,681
  Savings deposits                            17,553,530         17,905,685
  Large denomination time deposits             9,961,601         10,693,230
  Other time deposits                         74,311,808         68,666,993
                                             ___________        ___________
         Total deposits                      122,786,051        118,424,447
Short-term debt                                        -            400,000
Long-term debt                                 2,400,000          2,400,000
Accrued interest payable                         279,017            247,000
Other liabilities                                470,541            415,355
                                             ___________        ___________
         Total liabilities                   125,935,609        121,886,802
                                             ___________        ___________
  Commitments and contingencies (Note 3)

STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 465,536
   shares in 1997 and 1996                     4,655,360          4,655,360
  Surplus                                      1,200,000          1,200,000
  Retained earnings                            9,745,002          8,585,007
  Unrealized appreciation (depreciation) on
    investment securities available for sale,
    net of income taxes                          197,480             94,552
                                             ___________        ___________
       Total stockholders' equity             15,797,842         14,534,919
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $141,733,451       $136,421,721
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            3
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the quarter and nine months ended September 30, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                             Nine        Nine
                                  Quarter      Quarter       Months      Months
                                   Ended        Ended        Ended       Ended
                                 September    September    September   September
                                 30, 1997     30, 1996     30, 1997    30, 1996
                                 ________     ________     ________    ________
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans       $ 2,027,228 $ 1,901,159 $ 6,022,325 $ 5,548,529
  Federal funds sold                115,529      41,184     196,914     137,125
  Taxable investment securities     517,421     535,775   1,616,004   1,626,892
  Investment securities exempt
    from federal tax                114,109     113,357     363,852     348,302
                                 __________  __________  __________  __________
     Total interest income        2,774,287   2,591,475   8,199,095   7,660,848

INTEREST EXPENSE                  1,451,389   1,319,464   4,190,984   3,978,776
                                 __________  __________  __________  __________
     Net interest income          1,322,898   1,272,011   4,008,111   3,682,072

PROVISION FOR CREDIT LOSSES         275,000      75,000     425,000     250,000
                                 __________  __________  __________  __________
     Net interest income after
       provision for credit
       losses                     1,047,898   1,197,011   3,583,111   3,432,072

OTHER INCOME:
  Service charges on deposit
    accounts                         38,331      30,216     109,838      87,527
  Other service charges and fees      6,473       3,479      19,929       8,001
  Securities gains                   (1,706)    (11,239)      5,102      21,252
  Other real estate owned gains     231,494           -     231,494       9,696
  Other income                       51,916      46,409     169,608     157,379
                                 __________  __________  __________  __________
     Total other income             326,508      68,865     535,971     283,855

OTHER EXPENSE:
  Salaries and employee benefits    455,793     431,225   1,200,898   1,280,746
  Occupancy expense                  28,245      26,733      77,777      82,789
  Equipment expense                  65,480      59,178     175,434     144,774
  Other expense                     212,475     193,734     717,158     570,818
                                 __________  __________  __________  __________
     Total other expense            761,993     710,870   2,171,267   2,079,127
                                 __________  __________  __________  __________
     Income before income taxes     612,413     555,006   1,947,815   1,636,800

Income tax expense                  185,397     153,900     550,397     460,032
                                 __________  __________  __________  __________
     Net income                 $   427,016 $   401,106 $ 1,397,418 $ 1,176,768
                                 __________  __________  __________  __________
NET INCOME PER SHARE            $       .92 $      0.86 $      3.00 $      2.53
                                 __________  __________  __________  __________

See Notes to Consolidated Financial Statements                              4
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the nine months ended September 30, 1997 and September 30, 1996 (Unaudited)
________________________________________________________________________________

                                                        UNREALIZED    TOTAL
                                                       APPRECIATION   STOCK-
                        COMMON              RETAINED  (DEPRECIATION)  HOLDERS'
                        STOCK     SURPLUS   EARNINGS    SECURITIES    EQUITY
                      __________  _______  _________  _____________  ________


January 1, 1996       $4,655,360 $1,200,000 $ 7,481,589  $ 294,529  $13,631,478
Net income                                    1,176,768               1,176,768
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                          (495,559)    (495,559)
                       _________  _________  __________   ________   __________

September 30, 1996    $4,655,360 $1,200,000 $ 8,658,357  $(201,030) $14,312,687
                       _________  _________  __________   ________   __________



January 1, 1997       $4,655,360 $1,200,000 $ 8,585,007  $  94,552  $14,534,919
Net income                                    1,397,418               1,397,418
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                           102,928      102,928
Dividends paid                                 (237,423)               (237,423)
                       _________  _________  __________   ________   __________

September 30, 1997    $4,655,360 $1,200,000 $ 9,745,002  $ 197,480 $ 15,797,842
                       _________  _________  __________   ________   __________



















See Notes to Consolidated Financial Statements                              5
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 1997 and 1996 (Unaudited)
_______________________________________________________________________________

                                                   1997              1996
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ 1,397,418       $ 1,176,768
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization               131,949           123,600
      Accretion of discounts on securities,
       net of amortization of premiums             (7,491)          (57,403)
      Amortization of loan fees                   (75,991)          (44,451)
      Provision for credit losses                 425,000           250,000
      Deferred income taxes                       (86,000)          191,465
      Net realized gains on securities             (5,102)          (21,252)
      Net realized gains on sale of ORE          (231,494)           (9,696)
      Deferred compensation & pension expense           -            47,332
      Changes in assets and liabilities:
       Accrued income                              72,241            77,233
       Other assets                               117,219           288,523
       Accrued interest payable                    32,017            29,310
       Other liabilities                           55,186          (129,671)
                                               __________       ___________
   Net cash provided by operating activities    1,824,952         1,921,758
                                               __________       ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in federal funds sold         (8,200,000)         (300,000)
  Purchases of securities                      (7,806,029)      (13,758,292)
  Sale of securities                            2,075,318         3,264,391
  Maturities of securities                      8,389,634        14,183,383
  Net increase in loans                          (839,827)       (4,370,651)
  Proceeds from sale of other real estate         408,358            96,249
  Purchases of properties and equipment          (211,253)         (191,726)
                                               __________        __________
   Net cash used in investing activities       (6,183,799)       (1,076,646)
                                               __________        __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                          (551,582)          313,078
  Net increase (decrease) in time deposits      4,913,186          (886,353)
  Dividends paid                                 (237,423)                -
  Principal paid on short-term debt              (400,000)                -
                                               __________        __________
   Net cash provided (used) by financing
     activities                                 3,724,181          (573,275)
                                               __________        __________
   Net increase (decrease) in cash & cash equiv. (634,666)          271,837

CASH AND CASH EQUIVALENTS, BEGINNING            2,749,552         1,907,215
                                               __________        __________
CASH AND CASH EQUIVALENTS, ENDING             $ 2,114,886       $ 2,179,052
                                               __________        __________

See Notes to Consolidated Financial Statements                            6
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the nine months ended September 30, 1997 and 1996 (Unaudited)
_______________________________________________________________________________

                                                   1997              1996
                                                   ____              ____

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 4,158,967       $ 3,949,466
                                               __________        __________
 Income taxes paid                            $   584,830       $   182,964
                                               __________        __________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $         -       $     7,616







































See Notes to Consolidated Financial Statements                             7
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

     The Bank of Floyd and its wholly owned subsidiary, FBC, Inc. are organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.'s assets and operations consist primarily of a minority interest in a title insurance company. The Bank serves the counties of Floyd, Montgomery, and Roanoke, Virginia and the City of Roanoke, Virginia through three banking offices.

BASIS OF PRESENTATION

     The consolidated financial statements as of September 30, 1997 and for the periods ended September 30, 1997 and 1996 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1996, included in the Company's Annual Report for the fiscal year ended December 31, 1996.

     All significant intercompany accounts and transactions have been elimi-nated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  ALLOWANCES FOR LOAN LOSSES

     The following is an analysis of the allowance for loan losses for the nine months ended September 30.

                                                 1997            1996
                                                 ____            ____
      Balance at January 1                   $ 1,002,455     $ 1,134,182
      Provision charged to operations            425,000         250,000
      Loans charged off, net of recoveries       (35,795)       (444,238)
                                              __________      __________
         Balance at September 30             $ 1,391,660     $   939,944

                                                                           8
NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 1997 and 1996 is as follows:

                                                 1997             1996
                                                 ____             ____
      Commitments to extend credit           $ 5,602,000      $ 5,578,372
      Standby letters of credit                  188,000          176,000
                                              __________       __________
                                             $ 5,790,000      $ 5,754,372


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended September 30, 1997, the Bank earned $427,016 in net income compared to $401,106 for the quarter ended September 30, 1996. The in-crease was $25,910, as net interest income remained relatively stable.

     Interest income was $2,774,287 for the quarter ended September 30, 1997, compared to $2,591,475 for the same period of 1996. The $182,812 increase was due mainly to an increase in average earning assets for the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996.

     Interest expense for the quarter ended September 30, 1997 was $1,451,389, up $131,925 from $1,319,464 for the quarter ended September 30, 1996. The increase was due primarily to an increase in interest bearing liabilities when compared to the quarter ended September 30, 1996.

     The provision for loan losses was $275,000 and $75,000 for the quarters ended September 30, 1997 and 1996, respectively. Management believes the provision and the resulting allowance for loan losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 1997 were $141,733,451 compared to $136,421,721 at December 31, 1996. Net loans have increased by $491,000 since December 31, 1996. The loans were funded by an increase in deposits.

CAPITAL ADEQUACY

     Shareholder's equity amounted to $15,797,842 at September 30, 1997, an increase of $1,262,923 over the December 31, 1996 balance of $14,534,919. The increase was a result of the earnings for the nine months and an increase in the market value of securities that are classified as available for sale, less the payment of $237,423 in dividends.


                                                                            9
     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is classified as well capitalized.

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

                                       CARDINAL BANKSHARES CORPORATION


Date:   November 12, 1997              By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer

Date:   November 12, 1997              By:  s/Christopher B. Snodgrass
                                            Assistant Vice President
                                            and Financial Officer

                                                                           10