Form 10KSB
period 1997-12-31
CARDINAL BANKSHARES CORP
filed 1998-03-27
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

(Mark One)

__X__ Annual Report under Section 13 or 15(d) of the Securities Exchange Act 1934 (Fee required). For the fiscal year ended December 31, 1997.
                                         or
_____ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $11,621,000

     The aggregate market value of the voting stock as of March 26, 1997, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $21,010,410.

     511,911 shares of the Issuer's common stock were issued and outstanding as of March 23, 1998.

     Transitional Small Business Disclosure Format.  (Check one):
         Yes_____  No__X__

                       DOCUMENTS INCORPORATED BY REFERENCE
The annual report to security holders for fiscal year ended December 31, 1997 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and
Part III, Item 13. The issuer's Proxy Statement dated March 27, 1998 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, and 12.

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

    The Bank and its wholly-owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.'s assets and operations consist primarily of annuity sales and a minority interest in a title insurance company.

    (B)  DESCRIPTION OF THE BUSINESS

    The principal business of the Company and Bank is to provide compre-hensive individual and corporate banking services through its main office in Floyd, Virginia, and its branch offices in Roanoke and Willis, Virginia. Effective April 6, 1994, the Bank acquired a 7-1/2% interest in Virginia Title Center, LLC (a title insurance company) through its acquisition by FBC, Inc. (a wholly owned subsidiary of the Bank). FBC, Inc. has no significant assets or operations other than annuity sales and its interest in Virginia Title Center, LLC.

    (1)  SERVICES

    The Bank is a full service retail commercial bank offering a wide range of services, including demand and time deposits as well as installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies.

    (2)  COMPETITIVE CONDITIONS

    The banking business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 1997, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The competing institution is not locally owned.

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

    The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $1,750,000. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to customers who are motel and bed-and-breakfast owners and operators. Total loans and loan commitments to this industrial group amounted to approximately $6,400,000 and $5,600,000 at December 31, 1997 and 1996, respectively.

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

    (7)  EMPLOYEES

    The Bank had 24 officers, 29 full-time employees and 7 part-time employees as of December 31, 1997. Employee relations have been good.

ITEM 2.  DESCRIPTION OF PROPERTY
________________________________

    The present headquarters of the Company consists of a three-story brick building, with approximately 21,200 square feet of floor space located at 101 Jacksonville Circle, Floyd, Virginia. The Bank also operates a branch office in Roanoke, Virginia. These facilities are owned by the Bank and each has drive-up facilities. The Bank's Willis, Virginia office operates from a leased facility.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
_________________________________________________________________

    (A) Beginning in 1997, the Company's stock was listed on the NASDAQ Bulletin Board under the symbol CDBK. Prior to 1997, no active public market existed for the common stock of the Bank. Transfers of the common stock occured from time to time, but management had no direct access to the prices realized in those trades. Based on information available to the Bank concerning such trading, the following table shows the trading ranges of the Common Stock for the previous five years. The table has been adjusted for the effects of a four for one stock split in 1995 and a 10% stock dividend in 1997.

                Year               High              Low
                ____              ______            ______
                1997              $47.00            $44.00
                1996              $44.00            $35.45
                1995              $35.45            $21.59
                1994              $21.59            $20.45
                1993              $20.90            $20.45

    (B) The approximate number of holders of the Bank's 511,911 Common Stock Securities as of December 31, 1997, is 583.

    (C) Dividends paid for 1997 were $1.00 and 1996 were $0.94 per share (adjusted for the effects of a four for one stock split in 1995 and a 10% stock dividend in 1997) owned. The Company's ability to declare and pay dividends in the future will be dependent upon its consolidated income and fiscal condition, tax considerations, and general business condition. Subject to these considerations, dividends may be declared only in the discretion of the Board of Directors. The Company presently expects that dividends will continue to be paid in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
____________________________________________

    The information required under this item is incorporated by reference to the Company's Annual Report to Stockholders, Exhibit 13.1, pages 23-41 and inside front cover.

ITEM 7.  FINANCIAL STATEMENTS
_____________________________

    The following consolidated financial statements of the registrant and the independent Auditor's Report set forth on pages 2 through 21 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference:

    (1)  Independent Auditor's Report

    (2)  Consolidated Balance Sheets as of December 31, 1997 and 1996

    (3) Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995

    (4) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

    (5) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

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

    The Executive Officer of the Company as of December 31, 1997 is listed on page 3 of the Company's Proxy statement dated March 27, 1998 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption "Election of Directors" on page 2 of The Company's Proxy statement dated March 27, 1998, which information is incorporated herein by reference.

    The disclosure required by item 405 of regulation S-K is set out under the caption "Beneficial Ownership Reporting Compliance" section 16(a) on page 5 of the Company's Proxy Statement dated March 27, 1998, which information is incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION
________________________________

    The information set forth under "Executive Compensation" and "Directors Meetings, Committees and Fees" on page 4 of the Company's Proxy State-ment dated March 27, 1998 is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________

    The information set forth under "Ownership of Common Stock" on pages 3, 4 and 5 of the Company's Proxy Statement dated March 27, 1998 is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________

    The information contained under "Certain Transactions" on page 5 of the Company's Proxy Statement dated March 27, 1998 is incorporated herein by reference.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
__________________________________________

    (a)  The following documents are filed as part of the report:

                                            1997 Annual Report
                                         To Stockholders Pages(s)*
                                         _________________________
    1.  Financial Statements:
        ____________________
        Independent Auditors' Report                 2

        Consolidated Balance Sheets
        December 31, 1997 and 1996                   3

        Consolidated Statements of Income
        Years ended December 31, 1997,
        1996, and 1995                               4

        Consolidated Statements of Stock-
        holders' Equity-Years ended
        December 31, 1997, 1996, and 1995            5

        Consolidated Statements of Cash
        Flows-Years ended December 31,
        1997, 1996, and 1995                         6

        Notes to Consolidated Financial
        Statements                                 7 - 21

*Incorporated by reference from the indicated pages of the 1997 Annual Report to Stockholders

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

                                        CARDINAL BANKSHARES CORPORATION

Date:  March 27, 1998                   By: s/ Ronald Leon Moore
                                            ____________________
                                            Ronald Leon Moore
                                            President and CEO


In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title                    Date
       _________                     _____                    ____
                            Director, President and
                            Chief Executive Officer
                            (principal financial and
s/Ronald Leon Moore          accounting officer).            3/27/98
___________________
Ronald Leon Moore

s/K. Venson Bolt                      Director               3/27/98
________________
K. Venson Bolt

s/J. H. Conduff                       Director               3/27/98
_______________
J. H. Conduff

s/W. R. Gardner, Jr.                  Director               3/27/98
____________________
W. R. Gardner, Jr.

s/C. W. Harman                        Director               3/27/98
______________
C. W. Harman

s/Kevin D. Mitchell                   Director               3/27/98
___________________
Kevin D. Mitchell

s/Dorsey H. Thompson                  Director               3/27/98
____________________
Dorsey H. Thompson


                                INDEX TO EXHIBITS

                                                           PAGE NO. IN
EXHIBIT NO.               DESCRIPTION                   SEQUENTIAL SYSTEM
___________               ___________                   _________________
   13.1             1997 Annual Report to Stock-
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

    3.2             Cardinal Bankshares Corporation      Incorporated by
                    by-laws                              reference to the
                                                         Company's 1996 Annual
                                                         Report filed on Form
                                                         10-KSB on March 26,
                                                         1997

   21.1             Subsidiaries of Cardinal
                    Bankshares Corporation                       ---

   27.1             Financial Data Schedule                      ---

________________________________________________________________________________

1997 Annual Report
________________________________________________________________________________


Table of Contents

Letter to Stockholders                                          1

Independent Auditor's Report                                    2

Consolidated Balance Sheets                                     3

Consolidated Statements of Income                               4

Consolidated Statements of Changes in Stockholders' Equity      5

Consolidated Statements of Cash Flows                           6

Notes to Consolidated Financial Statements                      7

Management's Discussion of Financial Condition and Results of
Operations                                                     23

Staff                                                          42

Directors and Officers                                         43

Stockholder Information                         Inside Back Cover

________________________________________________________________________________

Financial Highlights Summary<F1>
________________________________________________________________________________

                                  1997     1996     1995     1994    1993
                                  ____     ____     ____     ____    ____
Summary of Operations<F2>
 Interest income                $11,078  $10,289  $10,003  $ 8,724  $ 7,975
 Interest expense                 5,681    5,307    5,060    3,887    3,609
                                _______  _______  _______  _______  _______
     Net interest income          5,397    4,982    4,943    4,837    4,366
 Provision for loan losses          500      325      136      255      300
 Other income                       543      343      225      233      169
 Other expense                    2,934    2,823    3,088    2,811    2,570
 Income taxes                       652      594      548      564      447
                                _______  _______  _______  _______  _______
     Net income                 $ 1,854  $ 1,583  $ 1,396  $ 1,440  $ 1,218
                                _______  _______  _______  _______  _______
Per Share Data<F3>

 Basic earnings per share       $  3.62 $   3.09 $   2.73  $  2.81  $  2.38
 Cash dividends declared           1.00      .94      .88      .86      .82
 Book value                       31.22    28.38    26.62    23.59    22.53

Year-end Balance Sheet Summary

 Loans, net                     $85,305  $85,372  $78,630 $ 79,635 $ 73,187
 Securities                      45,094   43,722   43,998   31,449   34,752
 Total assets                   145,072  136,422  130,901  122,097  119,598
 Deposits                       128,189  118,424  116,537  109,299  107,313
 Stockholders' equity            15,984   14,535   13,631   12,081   11,537

 Interest earning assets       $140,397 $130,458 $125,121 $115,872 $112,881
 Interest bearing liabilities   115,960  108,639  105,669   98,394   96,283

Selected Ratios

 Return on average assets          1.3%     1.2%     1.1%     1.2%     1.1%
 Return on average equity         12.0%    11.6%    10.7%    12.7%    10.9%
 Dividends declared as percent of
  net income                      27.7%    30.3%    32.4%    29.3%    34.4%




____________________________
  <F1>  In thousands of dollars, except per share data.
  <F2>  Reflects Bank of Floyd operations prior to formation of
        Cardinal Bankshares Corporation on  March 12, 1996.
  <F3>  Adjusted for the effects of a four for one stock split in
        1995 and 10% stock dividend in 1997.

                   CARDINAL BANKSHARES CORPORATION
                        POST OFFICE BOX 215
                       FLOYD, VIRGINIA 24091

Dear Shareholders:

We are pleased to present our second financial report on Cardinal Bankshares Corporation. Our financial statements are audited and certified by the accounting firm Larrowe, Cardwell & Company, L.C.

Cardinal  Bankshares  Corporation  experienced  record   net
earnings  in  1997.   After tax income  was  $1,853,684,  an
increase of $270,764 over 1996 earnings of $1,582,920. This is a 17.1% increase over 1996.

Net income per share increased from $3.09 in 1996 to $3.62 in 1997. Our dividend also increased from $.94 in 1996 to $1.00 in 1997 (adjusted for the effects of a 10% stock dividend in 1997.) This was the sixth consecutive year of increased dividends to our shareholders. Market value of our stock continues to be strong. Information is listed on the Bulletin Board under the call symbol CDBK. Your broker can handle your needs.

Return on average assets was 1.3% and return on average equity was 12.0% reflecting a strong performance. An equity to average assets ratio of 10.9% indicates that your company has sufficient capital to support both growth and safety in the future. Overall asset growth continued at a moderate pace while net loan balances declined slightly and deposit balances increased. There continues to be both moderate growth in the county and intense competition for loans and deposits.

During July we opened our Willis branch, and construction is progressing well with the Hillsville branch. We anticipate opening the Hillsville branch during Spring of 1998. We continue to study locations that will enhance our growth and franchise value.

Many of you have heard and read about the potential problems facing the computer systems January 1, 2000. Management is actively taking steps to address the Year 2000 issue. A management committee has been assessing the risks relating to the Year 2000 issue and will ensure that all necessary steps are taken to address any potential problems.

We appreciate the continued support of our shareholders and Board of Directors. The accomplishments of the past year reflect well on them as well as our dedicated staff. To all these and the many friends and customers of the Bank who helped make 1997 a successful year, we express our gratitude.

Sincerely,



Leon Moore                         J. H. Conduff
President and CEO                  Chairman of the Board

                   LARROWE, CARDWELL & COMPANY, LC
                         POST OFFICE BOX 760
                        GALAX, VIRGINIA 24333


                     Independent Auditor's Report



Board of Directors and Stockholders
Cardinal Bankshares Corporation
Floyd, Virginia

We have audited the consolidated balance sheets of Cardinal Bankshares Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Bankshares Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Larrowe, Cardwell & Company, LC
Galax, Virginia
January 9, 1998

Consolidated Balance Sheets
December 31, 1997 and 1996
________________________________________________________________________________

                                                         1997         1996
                                                         ----         ----
Assets
Cash and due from banks                               $1,941,494   $2,749,552
Interest-bearing deposits with banks                   5,000,000            -
Federal funds sold                                     3,825,000      500,000
Investment securities available for sale              31,663,068   30,338,456
Investment securities held to maturity                13,430,624   13,383,394
Loans, net of allowance for loan losses $1,452,126
 in 1997 and $1,002,455 in 1996                       85,304,739   85,372,459
Property and equipment, net                            1,687,859    1,560,582
Accrued income                                         1,093,063    1,053,576
Other assets                                           1,126,470    1,463,702
                                                    ____________ ____________
                                                    $145,072,317 $136,421,721
                                                    ____________ ____________
Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                     $ 12,229,167 $ 12,585,858
NOW deposits                                           8,923,777    8,572,681
Savings deposits                                      17,507,178   17,905,685
Large denomination time deposits                      15,120,658   10,693,230
Other time deposits                                   74,407,946   68,666,993
                                                    ____________ ____________
  Total deposits                                     128,188,726  118,424,447

Short-term debt                                                -      400,000
Long-term debt                                                 -    2,400,000
Accrued interest payable                                 269,032      247,000
Other liabilities                                        630,408      415,355
                                                    ____________ ____________
                                                     129,088,166  121,886,802
                                                    ____________ ____________
Commitments and contingencies

Stockholders' equity
Common stock, $10 par value; 5,000,000 shares
 authorized; 511,911 and 465,536 shares issued
  in 1997 and 1996, respectively                       5,119,110    4,655,360
Surplus                                                2,925,150    1,200,000
Retained earnings                                      7,727,506    8,585,007
Unrealized appreciation on investment securities
 available for sale, net of income taxes                 212,385       94,552
                                                    ____________ ____________
                                                      15,984,151   14,534,919
                                                    ____________ ____________
                                                    $145,072,317 $136,421,721
                                                    ____________ ____________

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Years ended December 31, 1997, 1996 and 1995
________________________________________________________________________________

                                                1997        1996       1995
                                                ____        ____       ____
Interest income
 Loans and fees on loans                   $ 8,074,494 $ 7,472,380 $ 7,255,003
 Federal funds sold and securities purchased
  under agreements to resell                   315,065     169,334     323,657
 Investment securities:
  Taxable                                    2,159,381   2,177,067   2,086,981
  Exempt from federal income tax               491,074     469,751     337,088
 Deposits with banks                            38,009           -           -
                                           __________  ___________ ___________
                                            11,078,023  10,288,532  10,002,729
                                           ___________ ___________ ___________
Interest expense
 Deposits                                    5,538,989   5,288,779   5,059,503
 Borrowings                                    142,467      17,812           -
                                           ___________ ___________ ___________
                                             5,681,456   5,306,591   5,059,503
                                           ___________ ___________ ___________
     Net interest income                     5,396,567   4,981,941   4,943,226

Provision for loan losses                      500,000     325,000     135,958
                                           ___________ ___________ ___________
     Net interest income after provision
      for loan losses                        4,896,567   4,656,941   4,807,268
                                           ___________ ___________ ___________
Noninterest income
 Service charges on deposit accounts           143,794     114,280     120,521
 Other service charges and fees                 36,128      27,411      13,493
 Net realized gains on sales of securities       7,018       5,856       4,728
 Gain on sale of other real estate owned       232,732           -           -
 Other income                                  123,313     195,741      86,304
                                           ___________ ___________ ___________
                                               542,985     343,288     225,046
                                           ___________ ___________ ___________
Noninterest expense
 Salaries and employee benefits              1,760,878   1,754,020   1,576,139
 Occupancy expense                             115,612     122,006     104,082
 Equipment expense                             273,026     230,367     183,223
 Other expense                                 783,882     717,169   1,225,139
                                           ___________ ___________ ___________
                                             2,933,398   2,823,562   3,088,583
                                           ___________ ___________ ___________
     Income before income taxes              2,506,154   2,176,667   1,943,731

Income tax expense                             652,470     593,747     548,151
                                           ___________ ___________ ___________
     Net income                            $ 1,853,684 $ 1,582,920 $ 1,395,580
                                           ___________ ___________ ___________

Basic earnings per share                   $      3.62 $      3.09 $      2.73
                                           ___________ ___________ ___________
Weighted average shares outstanding            512,090     512,090     512,090
                                           ___________ ___________ ___________

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 1997, 1996 and 1995
________________________________________________________________________________

                                                       Accumulated
                                                          Other
                       Common               Retained  Comprehensive
                       Stock     Surplus    Earnings  Income (Loss)   Total
                    __________ __________  ___________ _________  ___________
Balance, December
  31, 1994          $1,163,840 $1,200,000  $10,029,100 $(311,538) $12,081,402

Comprehensive income
Net income                   -          -    1,395,580         -    1,395,580
Net change in unrealized
 appreciation on investment
 securities available for
 sale, net of income taxes   -          -            -   606,067      606,067
                                                                  ___________
Total comprehensive income   -          -            -         -    2,001,647

Dividends paid
 ($.97 per share)            -          -     (451,571)        -     (451,571)
Stock split (4 for 1),
 effected in the form
 of a dividend       3,491,520          -   (3,491,520)        -            -
                    __________ __________  ___________ _________  ___________
Balance, December
  31, 1995           4,655,360  1,200,000    7,481,589   294,529   13,631,478

Comprehensive income
Net income                   -          -    1,582,920         -    1,582,920
Net change in unrealized
 appreciation on investment
 securities available for
 sale, net of income taxes   -          -            -  (199,977)    (199,977)
                                                                  ___________
Total comprehensive income   -          -            -         -    1,382,943

Dividends paid
 ($1.03 per share)           -          -     (479,502)        -     (479,502)

Balance, December   __________ __________  ___________ _________  ___________
  31, 1996           4,655,360  1,200,000    8,585,007    94,552   14,534,919

Comprehensive income
Net income                   -          -    1,853,684         -    1,853,684
Net change in unrealized
 appreciation on investment
 securities available for
 sale, net of income taxes   -          -            -   117,833      117,833
                                                                  ___________
Total comprehensive income   -          -            -         -    1,971,517

Dividends paid
   ($.51 per share)          -          -     (237,423)        -     (237,423)
10% stock dividend     465,540  1,731,790   (2,197,330)        -            -
Redemption of
 fractional shares      (1,790)    (6,640)           -         -       (8,430)
Dividends paid
 ($.54 per share)            -          -     (276,432)        -     (276,432)
                    __________ __________  ___________ _________  ___________
Balance, December
  31, 1997          $5,119,110 $2,925,150  $ 7,727,506 $ 212,385  $15,984,151
                    __________ __________  ___________ _________  ___________

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Years ended December 31, 1997, 1996 and 1995
________________________________________________________________________________

                                              1997        1996         1995
                                              ____        ____         ____
Cash flows from operating activities
 Net income                             $  1,853,684 $  1,582,920 $  1,395,580
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation and amortization             190,065      166,307      155,058
   Accretion of discount on securities, net
     of amortization of premiums                 176      (73,699)     (72,053)
   Provision for loan losses                 500,000      325,000      135,958
   Deferred income taxes                    (213,850)     168,713      (27,821)
   Net realized (gains) losses on securities  (7,018)      (5,857)      (4,728)
   Deferred compensation and pension expense  70,748       38,989      (22,352)
   Changes in assets and liabilities:
     Accrued income                          (39,487)      15,908     (223,256)
     Other assets                            494,783      529,779      811,262
     Accrued interest payable                 22,032       (5,957)     (60,599)
     Other liabilities                       144,305     (103,546)      99,652
                                        ____________ ____________ ____________
      Net cash provided by operating
        activities                         3,015,438    2,638,557    2,186,701
                                        ____________ ____________ ____________
Cash flows from investing activities
 Net increase in interest-bearing
   deposits                               (5,000,000)           -            -
 Net (increase) decrease in federal
   funds sold                             (3,325,000)   1,250,000    2,300,000
 Purchases of investment securities      (15,236,219) (19,551,812) (24,972,526)
 Sales of investment securities            2,075,317    3,466,994            -
 Maturities of investment securities      11,974,853   16,137,232   13,418,835
 Net (increase) decrease in loans           (437,099)  (7,106,355)      97,732
 Purchases of property and equipment        (317,342)    (200,586)    (120,646)
      Net cash used in investing        ____________ ____________ ____________
        activities                       (10,265,490)  (6,004,527)  (9,276,605)
                                        ____________ ____________ ____________
Cash flows from financing activities
 Net increase (decrease) in demand, NOW,
  and savings deposits                      (404,102)   1,318,505   (4,948,210)
 Net increase in time deposits            10,168,381      569,304   12,185,716
 Net increase (decrease) in
   short-term debt                          (400,000)     400,000            -
 Net increase (decrease) in
   long-term debt                         (2,400,000)   2,400,000
 Redemption of fractional shares              (8,430)           -            -
 Dividends paid                             (513,855)    (479,502)    (451,571)
                                        ____________ ____________ ____________
      Net cash provided by financing
        activities                         6,441,994    4,208,307    6,785,935
                                        ____________ ____________ ____________
      Net increase (decrease) in cash and
       cash equivalents                     (808,058)     842,337     (303,969)

Cash and cash equivalents, beginning       2,749,552    1,907,215    2,211,184
                                        ____________ ____________ ____________
Cash and cash equivalents, ending       $  1,941,494 $  2,749,552 $  1,907,215
                                        ____________ ____________ ____________

Supplemental disclosures of cash flow information
 Interest paid                          $  5,659,424 $  5,312,548 $  5,046,091
                                        ____________ ____________ ____________
 Income taxes paid                      $    750,470 $    357,964 $    622,455
                                        ____________ ____________ ____________
Supplemental disclosure of noncash investing activities
 Other real estate acquired in
   settlement of loans                  $      4,819 $     39,194 $    770,553
                                        ____________ ____________ ____________

See Notes to Consolidated Financial Statements

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

The Bank of Floyd and its wholly-owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. The Bank serves the counties of Floyd, Montgomery and Roanoke, Virginia and the City of Roanoke, Virginia, through three banking offices. FBC, Inc.'s assets and operations consist primarily of annuity sales and a minority interest in a title insurance company.

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

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company's allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

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

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

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

                                        Years
          Buildings and improvements    20-40
          Furniture and equipment        5-20

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is in excess of 36 months.

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

Deferred income tax liability relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale is recorded in other liabilities (assets). Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liability or asset is also recorded as an adjustment to equity.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earning per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. For the years presented, the Company has no potentially dilutive securities outstanding.

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note  1.  Organization  and  Summary  of  Significant  Accounting
Policies, continued

Comprehensive Income

Annual comprehensive income reflects the change in the Company's equity during the year arising from transactions and events other than investments by and distributions to stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders' equity rather than as income or expense.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Available-for-sale and held-to-maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

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

Note 2.  Restrictions on Cash and Due from Banks

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $576,000 and $537,000 for the two week periods including December 31, 1997 and 1996, respectively.

Note 3.  Securities

Debt   and  equity  securities  have  been  classified   in   the
consolidated  balance  sheets according to  management's  intent.
The carrying amount of securities and their approximate fair values at December 31 follow:

                                  Amortized  Unrealized Unrealized    Fair
                                     Cost       Gains     Losses      Value
                                     ____       _____     ______      _____
1997

Available for sale
 U.S. Government agency
   securities                   $ 15,613,575  $  40,349  $ 5,320  $ 15,648,604
 State and municipal securities      561,886      5,106        -       566,992
 Mortgage-backed securities       13,676,416    233,482   36,217    13,873,681
 Other securities                  1,488,980     84,811        -     1,573,791
                                ____________  _________  _______  ____________
                                $ 31,340,857  $ 363,748  $41,537  $ 31,663,068
                                ____________  _________  _______  ____________
Held to maturity
 U.S. Government agencies
   securities                   $    498,191  $   1,809  $     -  $    500,000
 State and municipal securities   11,165,507    183,311        -    11,348,818
 Mortgaged-backed securities       1,156,601      5,762    7,018     1,155,345
 Other securities                    610,325          -        -       610,325
                                ____________  _________  _______  ____________
                                $ 13,430,624  $ 190,882  $ 7,018  $ 13,614,488
                                ____________  _________  _______  ____________
1996

Available for sale
 U.S. Treasury securities       $    979,311  $       -  $   745  $    978,566
 U.S. Government agency
   securities                     13,868,779     25,966  103,282    13,791,463
 Mortgage-backed securities       13,665,654    156,777   51,827    13,770,604
 Other securities                  1,681,452    116,371        -     1,797,823
                                ____________  _________ ________  ____________
                                $ 30,195,196  $ 299,114 $155,854  $ 30,338,456
                                ____________  _________ ________  ____________
Held to maturity
 U.S. Government agencies
   securities                   $    497,949  $       -  $ 2,299  $    495,650
 State and municipal securities   10,609,943     17,535   33,707    10,593,771
 Mortgaged-backed securities       1,706,802     12,012   15,359     1,703,455
 Other securities                    568,700          -        -       568,700
                                ____________  _________  _______  ____________
                                $ 13,383,394  $  29,547  $51,365  $ 13,361,576
                                ____________  _________  _______  ____________

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 3.  Securities, continued

Investment   securities  with  amortized  cost  of  approximately
$4,337,036  and  $4,083,039  at  December  31,  1997  and   1996,
respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                       1997      1996      1995
                                       ____      ____      ____
Realized gains                       $  8,855  $  7,000  $  4,728
Realized losses                        (1,837)   (1,144)        -
                                     ________  ________  ________
                                     $  7,018  $  5,856  $  4,728
                                     ________  ________  ________

The scheduled maturities of securities available-for-sale and held-to-maturity at December 31, 1997, were as follows:

                               Available for Sale           Held to Maturity
                              ____________________        ____________________
                              Amortized      Fair         Amortized       Fair
                                Cost         Value           Cost         Value
                                ____         _____           ____         _____
Due in one year or less   $ 11,660,030  $ 11,700,353  $  1,841,240  $  1,855,931
Due after one year through
 five years                 11,981,646    12,132,318     5,903,549     5,981,914
Due after five years
 through ten years           3,545,476     3,602,551     4,975,668     5,065,556
Due after ten years          4,153,705     4,227,846        99,842       100,762
Restricted equity securities         -             -       610,325       610,325
                          ____________  ____________  ____________  ____________
                          $ 31,340,857  $ 31,663,068  $ 13,430,624  $ 13,614,488
                          ____________  ____________  ____________  ____________

Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 1997 and 1996 are as follows (in thousands):

                                                 1997      1996
                                                 ____      ____
Commercial                                     $  6,208  $  6,219
Real estate:
 Construction and land development                4,888     5,610
 Residential, 1-4 families                       25,629    25,717
 Residential, 5 or more families                  1,785     1,519
 Farmland                                         3,905     4,143
 Nonfarm, nonresidential                         30,795    30,970
Agricultural                                      1,815     1,766
Consumer                                          7,689     8,999
Other                                             4,383     1,898
                                               ________  ________
                                                 87,097    86,841

Unearned discount                                   (44)     (190)
Unearned net loan origination costs, net of fees   (296)     (277)
                                               ________  ________
                                                 86,757    86,374

Allowance for loan losses                        (1,452)   (1,002)
                                               ________  ________
                                               $ 85,305  $ 85,372
                                               ________  ________

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 4.  Loans Receivable, continued

Nonperforming assets at December 31, 1997 and 1996 are detailed as follows:

                                                 1997         1996
                                                 ____         ____
Nonaccrual loans                             $  278,782   $   139,161
Restructured loans                                    -             -
Loans past due 90 days or more                  312,332       215,000
                                             __________   ___________
     Total nonperforming loans                  591,114       354,161

Foreclosed, repossessed and idled properties    210,709       838,130
                                             __________   ___________
     Total nonperforming assets              $  801,823   $ 1,192,291
                                             __________   ___________

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

                                       1997      1996      1995
                                       ____      ____      ____
Nonaccrual loans:
 Interest income, original terms     $ 27,239  $ 13,033  $ 31,687
                                     ________  ________  ________
 Interest income recognized          $ 20,840  $  3,212  $      -
                                     ________  ________  ________
Restructured loans:
 Interest income, original terms     $      -  $      -  $      -
                                     ________  ________  ________
 Interest income recognized          $      -  $      -  $      -
                                     ________  ________  ________

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, the average annual recorded investment in impaired loans, and interest income recognized on impaired loans for the year (all approximate) are summarized below.

                                         1997      1996       1995
                                         ____      ____       ____
Recorded investment at December 31   $1,467,636 $2,205,464 $1,794,000
                                     __________ __________ __________
Allowance for loan losses            $  594,105 $  271,538 $  117,050
                                     __________ __________ __________
Average recorded investment for the
  year                               $  453,875 $1,674,412 $  384,000
                                     __________ __________ __________
Interest income recognized for
 the year                            $  133,973 $  147,742 $   32,000
                                     __________ __________ __________

The Company is not committed to lend additional funds to debtors whose loans have been modified.

Note 5.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                                 1997      1996
                                                 ____      ____
Balance, beginning                           $1,002,455  $1,134,182

Provision charged to expense                    500,000     325,000
Recoveries of amounts charged off                17,920      38,474
Amounts charged off                             (68,249)   (495,201)
                                             __________  __________
Balance, ending                              $1,452,126  $1,002,455
                                             __________  __________

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 6.  Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 1997 and 1996, are as follows:

                                                 1997        1996
                                                 ____        ____
Land                                         $   407,245  $   407,245
Bank premises                                  1,719,754    1,678,505
Furniture and equipment                        1,593,952    1,480,196
Construction in progress                         162,337            -
                                             ___________  ___________
                                               3,883,288    3,565,946
Less accumulated depreciation                 (2,195,429)  (2,005,364)
                                             ___________  ___________
                                             $ 1,687,859  $ 1,560,582
                                             ___________  ___________

Note 7.  Debt

Short-term Debt

Short-term  debt consists of short-term borrowings  from  Federal
Home Loan Bank of Atlanta. Additional information for the years ended December 31, 1997 and 1996 is summarized below:

                                                         1997      1996
                                                         ____      ____
Outstanding balance at December 31                    $       -  $ 400,000
                                                      _________  _________
Year-end weighted average rate                                -       6.89%
                                                      _________  _________
Daily average outstanding during the year             $  63,561  $  44,930
                                                      _________  _________
Average rate for the year                                  6.89%      5.46%
                                                      _________  _________
Maximum outstanding at any month-end during the year  $ 400,000  $ 400,000
                                                      _________  _________

The Bank has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $6,500,000 and a secured line of credit with the Federal Home Loan Bank of Atlanta of approximately $15,000,000. Additional amounts are available from the Federal Home Loan Bank, with additional collateral.

Long-term Debt

At December 31, 1996 the Company had long-term indebtedness to Federal Home Loan Bank of Atlanta in the amount of $2,400,000. This note bears interest, adjustable monthly, at the London Interbank Offered Rate plus seventeen basis points (5.8263% at December 31, 1996). This note was repaid on December 22, 1997.

Note 8.  Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the plan's funded status as of December 31, 1997 and 1996.

                                                   1997        1996
                                                   ____        ____
Plan assets at estimated fair value            $ 1,156,480  $  970,764
Projected  benefit obligation, including
the accumulated  benefit obligation             (1,167,829)   (984,721)
                                               ___________  __________
                                                   (11,349)    (13,957)

Unrecognized net gain and prior service cost      (207,294)   (129,958)
Unrecognized net asset at January 1, 1988          (48,341)    (52,369)
                                               ___________   _________
Accrued pension cost included in other
 liabilities                                   $  (266,984)  $(196,284)
                                               ___________   _________
Actuarial present value of benefit obligations:
  Vested benefit obligation                    $   668,524   $ 523,686
                                               ___________   _________
  Accumulated benefit obligation               $   687,636   $ 546,486
                                               ___________   _________

Notes to Financial Statements
________________________________________________________________________________

Note 8. Employee Benefit Plan, continued

The weighted average discount rate and rate of increase in compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 6.0% for all years presented. The weighted average expected long-term rate of return on assets was 9.0% for 1997, 1996 and 1995. Net pension cost includes the following components:

                                       1997      1996      1995
                                       ____      ____      ____
Service cost                         $ 86,171  $ 79,707  $ 71,848
Interest cost on projected benefit
 obligation                            73,837    71,032    61,179
Actual return on plan assets         (194,215) (105,080) (140,943)
Originating unrecognized asset gain   109,015    21,974    73,153
Amortization                           (4,108)   (5,532)   (3,203)
                                     ________  ________  ________
                                     $ 70,700  $ 62,101  $ 62,034
                                     ________  ________  ________

Note 9.  Deferred Compensation and Life Insurance

Deferred compensation plans have been adopted for certain members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,568 to $8,482 are payable for ten years certain, generally beginning at age 65. Liability accrued for compensation deferred under the plan amounts to $117,410 and $117,362 at December 31, 1997 and 1996, respectively.

Charges to income are based on present value of future cash payments, discounted at 8%, and amounted to $9,404, $9,310 and $4,024 for 1997, 1996 and 1995, respectively.

The  Bank is owner and beneficiary of life insurance policies  on
these  directors.   Policy  cash values,  net  of  policy  loans,
totaled   $21,530  and $22,956 at December  31,  1997  and  1996,
respectively.

Note 10.  Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                              December 31, 1997   December 31, 1996
                              __________________  __________________
                               Carrying   Fair    Carrying    Fair
                                Amount    Value    Amount     Value
                                ______    _____    ______     _____
Financial Assets
 Cash and cash equivalents    $  1,941  $  1,941  $  2,750  $  2,750
 Interest-bearing deposits
  with banks                     5,000     5,000         -         -
 Federal funds sold              3,825     3,825       500       500
 Securities, available-for-sale 31,663    31,663    30,338    30,338
 Securities, held to maturity   13,431    13,614    13,383    13,362
 Loans, net of allowance for
  loan losses                   85,305    87,934    85,372    86,527

Financial Liabilities
 Deposits                      128,189   128,845   118,424   118,076
 Short-term debt                     -         -       400       400
 Long-term debt                      -         -     2,400     1,841

Off-Balance-Sheet Assets (Liabilities)
 Commitments to extend credit and
  standby letters of credit          -         -         -         -
 Commercial letters of credit        -         -         -         -

Notes to Consolidated Financial Statements
__________________________________________________________________________

Note 11.  Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (substantially all Federal) are as follows:

                                       1997      1996      1995
                                       ____      ____      ____
Current                              $866,320  $425,034  $575,972
Deferred                             (213,850)  168,713   (27,821)
                                     ________  ________  ________
                                     $652,470  $593,747  $548,151
                                     ________  ________  ________

Rate Reconciliation

A reconciliation of the expected income tax expense computed at 34% to income tax expense included in the statements of income is as follows:

                                       1997      1996      1995
                                       ____      ____      ____
Expected tax expense                 $852,092  $740,067  $660,869
Tax exempt interest                  (186,555) (178,641) (135,266)
Other                                 (13,067)   32,321    22,548
                                     ________  ________  ________
                                     $652,470  $593,747  $548,151
                                     ________  ________  ________

Deferred Tax Analysis

The components of net deferred tax assets (substantially all Federal) at December 31, 1997 and 1996 are summarized as follows:

                                                 1997      1996
                                                 ____      ____
Deferred tax assets                            $653,399  $435,732
Deferred tax liabilities                       (185,515) (120,580)
                                               ________  ________
                                               $467,884  $315,152
                                               ________  ________

The tax effects of each significant item creating deferred taxes are summarized below:

                                                  1997       1996
                                                  ____       ____
Net unrealized appreciation on
 securities available for sale                  $(109,826) $(48,708)
Allowance for loan losses                         324,499   154,499
Other valuation reserves                           89,370    67,552
Deferred compensation and accrued pension costs   130,694   106,640
Depreciation                                      (37,718)  (43,358)
Accretion of discount on investment securities    (37,971)  (28,514)
Deferred loan fees                                108,836   107,041
                                                _________  ________
                                                $ 467,884  $315,152
                                                _________  ________

Note 12.  Commitments and Contingencies

Litigation

In  the  normal  course of business, the Company is  involved  in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the consolidated financial statements.

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 12.  Commitments and Contingencies, continued

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

The Bank's exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 1997 and 1996, is as follows:

                                         1997      1996
                                         ____      ____
Commitments to extend credit         $7,348,000  $5,428,210
Standby letters of credit               307,000     197,100
                                     __________  __________
                                     $7,655,000  $5,625,310
                                     __________  __________

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income producing commercial properties.

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

Concentrations of Credit Risk

The majority of the Company's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area. The majority of such customers are depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Company's market area. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of approximately $1,750,000. Although the Bank has a reasonably diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in and around Floyd, Montgomery and Roanoke Counties and the City of Roanoke, Virginia. A significant amount of the real estate loans set forth in Note 4 are secured by commercial real estate. In addition, the Company has a loan concentration relating to customers who are motel and bed-and-breakfast owners and operators. Total loans and loan commitments to this industrial group amounted to approximately $6,439,303 and $5,575,261 at December 31, 1997 and 1996, respectively.

The Company has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Leases

During 1997 the bank leased a building used as a branch location under an operating lease. Rent expense in 1997 was $1,125.
Future minimum lease payments are $1,500 in 1998 and 1999, and $375 in 2000.

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 13.  Regulatory Restrictions

Dividends

The Company's dividend payments are made from dividends received from the Bank. The Bank, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

Intercompany Transactions

The Bank's legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1,215,000 at December 31, 1997. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 1997.

Capital Requirements

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 13.  Regulatory Restrictions, continued

Capital Requirements, continued

The Bank's actual capital amounts and ratios are also presented in the table (in thousands).

                                                                    To Be Well
                                                  Required     Capitalized Under
                                                 For Capital   Prompt Corrective
                                 Actual      Adequacy Purposes Action Provisions
                           _________________ _________________ __________________
                             Amount   Ratio    Amount  Ratio     Amount    Ratio
                             ______   _____    ______  _____     ______    _____
December 31, 1997:
 Total Capital
  (to Risk-Weighted Assets)$  13,084   14.3% >$ 7,315  >8.0%  >$  9,144  >10.0%
 Tier I Capital                              -         -      -          -
  (to Risk-Weighted Assets)$  11,938   13.0% >$ 3,658  >4.0%  >$  5,487  > 6.0%
 Tier I Capital                              -         -      -          -
  (to Average Assets)      $  11,938    8.2% >$ 5,777  >4.0%  >$  7,221  > 5.0%
                                             -         -      -          -
December 31, 1996:
 Total Capital
  (to Risk-Weighted Assets)$  12,200   14.3% >$ 6,814  >8.0%  >$  8,518  >10.0%
 Tier I Capital                              -         -      -          -
  (to Risk-Weighted Assets)$  11,198   13.1% >$ 3,407  >4.0%  >$  5,111  > 6.0%
 Tier I Capital                              -         -      -          -
  (to Average Assets)      $  11,198    8.5% >$ 5,243  >4.0%  >$  6,554  > 5.0%
                                                       -      -          -

Note 14.  Transactions with Related Parties

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Aggregate 1997 and 1996 loan transactions with related parties were as follows:

                                                 1997      1996
                                                 ____      ____
Balance, beginning                           $   900,464 $   672,581

New loans                                        575,194   1,296,282
Repayments                                      (548,853) (1,068,399)
                                             ___________ ___________
Balance, ending                              $   926,805 $   900,464
                                             ___________ ___________

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 15.   Parent Company Financial Information

Condensed    financial   information   of   Cardinal   Bankshares
Corporation is presented as follows:

                         Balance Sheets
                   December 31, 1997 and 1996

                                                 1997          1996
                                                 ____          ____
Assets
 Cash due from banks                         $ 1,996,076   $   820,309
 Loans, net of allowance for loan losses
  of $25,000 in 1997 and 1996                  1,797,087     2,367,511
 Investment in affiliate bank at equity       12,150,482    11,292,544
 Other assets                                     48,174        56,199
                                             ___________   ___________
                                             $15,991,819   $14,536,563
                                             ___________   ___________
Liabilities
 Accounts payable and other liabilities      $     7,668   $     1,644
                                             ___________   ___________
Shareholders' equity
 Common stock                                  5,119,110     4,655,360
 Surplus                                       2,925,150     1,200,000
 Retained earnings                             7,727,506     8,585,007
 Unrealized appreciation on affiliate's
 investment securities available for sale,
 net of income taxes                             212,385        94,552
                                             ___________   ___________
                                              15,984,151    14,534,919
                                             ___________   ___________
                                             $15,991,819   $14,536,563
                                             ___________   ___________

                      Statements of Income
  For the year ended December 31, 1997 and the six months ended
                        December 31, 1996

                                                  1997         1996
                                                  ____         ____
Income
 Dividends from affiliate bank               $ 1,100,000  $ 3,750,000
 Interest and fees on loans                      207,432       17,512
                                             ___________  ___________
                                               1,307,432    3,767,512
                                             ___________  ___________
Expenses
 Salaries                                         27,166            -
 Management and professional fees                132,588       30,794
 Other expenses                                   25,791       30,452
                                             ___________  ___________
                                                 185,545       61,246
                                             ___________  ___________
     Income before tax benefit and equity in
      undistributed income of affiliate        1,121,887    3,706,266

Income tax (expense) benefit                      (8,308)      15,611
                                             ___________  ___________
     Income before equity in undistributed
     income of affiliate                       1,113,579    3,721,877

Equity in undistributed income of affiliate      740,105   (2,914,620)
                                             ___________  ___________
     Net income                              $ 1,853,684  $   807,257
                                             ___________  ___________

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 15.   Parent Company Financial Information, continued

                    Statements of Cash Flows
  For the year ended December 31, 1997 and the six months ended
                        December 31, 1996

                                                  1997        1996
                                                  ____        ____
Cash flows from operating activities
  Net income                                 $ 1,853,684  $   807,257
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Amortization                                    5,929        2,564
   Provision for loan losses                           -       25,000
   Increase (decrease) in equity in undistributed
     income of affiliate                        (740,105)   2,914,620
   Deferred income taxes                               -       (8,500)
   Net change in other assets                      2,096      (50,263)
   Net change in other liabilities                 6,024        1,644
                                             ___________  ___________
     Net cash provided by operating activities 1,127,628    3,692,322
                                             ___________  ___________
Cash flows from investing activities, net
 (increase) decrease in loans                    570,424   (2,392,511)
                                             ___________  ___________
Cash flows from financing activities
 Dividends paid                                 (513,855)    (479,502)
 Redemption of fractional shares                  (8,430)           -
                                             ___________  ___________
     Net cash used by financing activities      (522,285)    (479,502)
                                             ___________  ___________
     Net increase in cash and cash equivalents 1,175,767      820,309
                                             ___________  ___________
Cash and cash equivalents, beginning             820,309            -
                                             ___________  ___________
Cash and cash equivalents, ending            $ 1,996,076  $   820,309
                                             ___________  ___________

TITLE PAGE TO MD&A

________________________________________________________________________________

Management's Discussion and Analysis of Operations
________________________________________________________________________________

Overview

Management's Discussion and Analysis is provided to assist in the understanding and evaluation of Cardinal Bankshares Corporation's financial condition and its results of operations. The following discussion should be read in conjunction with the Corporation's consolidated financial statements.

Cardinal Bankshares Corporation, the parent company of The Bank of Floyd, currently operates three offices in Floyd and Roanoke Counties of Virginia. The main office is in Floyd with a limited service office in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. Management anticipates completing construction of a fourth office in the Spring of 1998. The fourth office will be located in Carroll County on Route 52 in Hillsville, VA.

The individual market conditions of each county vary from rural to urban with Floyd County being the most rural and Roanoke the most urban. Each have their own growth patterns which vary in intensity but share the same quality of strength in their local economies.

The earnings position of the Bank continues to improve. Cardinal Bankshares Corporation experienced record net earnings for 1997, $1,853,684 compared to $1,582,920 for 1996 and $1,395,580 in 1995. Return on average assets was 1.3% compared to 1.2% for 1996 and 1.1% for 1995.

Ending equity to assets shows the Bank with a strong capital position with a ratio of 10.9%.

The total assets of Cardinal Bankshares Corporation grew to $145,072,317 from $136,421,721, a 6.34% increase, continuing our strategy to grow the company while increasing asset quality. Foreclosed and in-substance foreclosed properties were reduced by 74.9% to a balance of $210,709 at year end.

Management continues to look at increasing market share by expanding to contiguous markets as it becomes feasible, with capital generated through normal earnings supporting growth of the Company. Management of Cardinal Bankshares Corporation
has no plans to raise new capital from external sources to finance expansion activities in the foreseeable future.

Management's Discussion and Analysis
________________________________________________________________________________

Table 1.  Net Interest Income and Average Balances (thousands)

                         1997                 1996                 1995
                ____________________ ____________________ ____________________
                       Interest             Interest             Interest
                Average Income Yield Average Income Yield Average Income Yield
                Balance Expense Cost Balance Expense Cost Balance Expense Cost
                _______ _______ ____ _______ _______ ____ _______ _______ ____

Interest earning assets:
  Deposit
   in other
   banks   $    652 $    37 5.67% $      - $     -    -% $      - $      -    -%
  Taxable
   investment
   securities
             31,364   2,158 6.88%   32,540   2,177 6.69%   30,331    2,087 6.88%
  Nontaxable
   investment
   securities
             10,183     490 4.81%    8,660     470 5.43%    6,494      337 5.19%
  Federal funds
   sold       5,743     315 5.48%    3,187     169 5.30%    5,475      324 5.92%
  Loans,
   net       86,528   8,078 9.34%   80,721   7,473 9.26%   78,673    7,255 9.22%
            _______  ______ ____   _______  ______ ____   _______  _______ ____
     Total
      interest-
      earning
      assets
            134,470  11,078        125,108  10,289        120,973   10,003
            _______  ______        _______  ______        _______  _______
      Yield on
       average
       interest-
       earning
       assets               8.24%                  8.22%                   8.27%
                            ____                   ____                    ____
Noninterest-earning assets:
  Cash and
   due from
   banks      1,942                  1,912                  1,998
  Premises and
   equipment  1,593                  1,572                  1,487
  Interest
   receivable
   and other  3,524                  2,668                  3,513
            _______                _______                _______
    Total
     noninterest-
     earning
     assets   7,059                  6,152                  6,998
            _______                _______                _______
    Total
     assets
           $141,529               $131,260               $127,971
            _______                _______                _______

Interest-bearing liabilities:
  Demand
   deposits
           $  8,766 $   253 2.89% $  8,263 $   208 2.52% $  8,456 $    228 2.70%
  Savings
   deposits  18,096     582 3.22%   18,530     588 3.17%   20,921      642 3.07%
  Time
    deposits 83,002   4,703 5.67%   78,630   4,493 5.71%   74,115    4,190 5.65%
  Other
   borrowings 2,485     143 5.75%      306      18 5.88%        -        -    -%
            _______  ______ ____   _______  ______ ____   _______  _______ ____
    Total
     interest-
     bearing
      liabilities
            112,349   5,681        105,729   5,307        103,492    5,060
            _______  ______        _______  ______        _______  _______
    Cost on
     average
     interest-
     bearing
     liabilities            5.06%                  5.02%                   4.89%
                            ____                   ____                    ____

Noninterest-bearing liabilities:
    Demand
     deposits
             12,863                 11,043                 10,523
    Interest
     payable
     and other  908                    831                    942
            _______                _______                _______
      Total
       noninterest
       -bearing
       liabilities
             13,771                 11,874                 11,465
            _______                _______                _______
      Total
       liabilities
            126,120                117,603                114,957
            _______                _______                _______
Stockholders'
  equity     15,409                 13,657                 13,014
            _______                _______                _______
      Total
       liabilities
       and stock-
       holders'
       equity
           $141,529               $131,260               $127,971
            _______                _______                _______
  Net interest
   income           $ 5,397                $ 4,982                $  4,943
                     ______                 ______                 _______
  Net yield on
    interest-earning
    assets                  4.01%                  3.98%                   4.09%
                            ____                   ____                    ____

Management's Discussion and Analysis
________________________________________________________________________________

Table 2.  Rate/Volume Variance Analysis (thousands)

                          1997 Compared to 1996   1996 Compared to 1995
                          ______________________  ______________________
                          Interest    Variance    Interest    Variance
                          Income/   Attributable  Income/   Attributable
                          Expense       To        Expense        To
                          Variance  Rate  Volume  Variance  Rate  Volume
                          ________  ____  ______  ________  ____  ______
Interest-earning assets:
  Deposits in
   other banks            $   37  $    -  $   37  $    -  $    -  $    -
  Taxable investment
   securities                (19)     60     (79)     90     (58)    148
  Nontaxable investment
   securities                 20     (63)     83     133      17     116
  Federal funds sold         146      11     135    (155)    (31)   (124)
  Loans                      605      68     537     218      31     187
                          ______  ______  ______  ______  ______  ______
    Total                    789      76     713     286     (41)    327
                          ______  ______  ______  ______  ______  ______

Interest-bearing liabilities:
  Demand deposits             45      32      13     (20)    (15)     (5)
  Savings deposits            (6)      8     (14)    (54)     21     (75)
  Time deposits              210     (33)    243     303      45     258
  Other borrowings           125       -     125      18       -      18
                          ______  ______  ______  ______  ______  ______
    Total                    374       7     367     247      51     196
                          ______  ______  ______  ______  ______  ______
      Net interest income $  415  $   69  $  346  $   39  $  (92) $  131
                          ______  ______  ______  ______  ______  ______

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

Net interest income in 1997 increased by 8.43% to $5.40 million from $4.98 million in 1996 and $4.94 million in 1995. The increase in net interest income realized in 1997 was the result of an increase in the volume of net average earning assets and a 3 basis point increase in net interest margin. Competition for deposits and loans continue to be a major factor in net margins. The net interest margin for 1997 was 4.01% compared to 3.98% for 1996 and 4.09% for 1995. Net interest income in 1996 increased by $39,000, or .81%, over 1995. The increase in net interest income realized in 1996 was the result of an increase in net average earning assets which was also offset by an 11 basis point decrease in net interest margin. The effects of changes in volumes and rates on net interest income in 1997 compared to 1996, and 1996 compared to 1995 are shown in Table 2.

Interest income for 1997 increased $.8 million to $11.1 million from $10.3 million in 1996. Interest income in 1995 totaled $10.0 million. The increase in interest income from 1996 to 1997 was the result of an increase in the volume of average earning assets and a 2 basis point increase in yield. The increase in interest income from 1995 to 1996 was the result of an increase in the volume of average earning assets which was offset by a 5 basis point decrease in yield.

Management's Discussion and Analysis
________________________________________________________________________________

Interest expense increased by $374,000 in 1997 to $5.7 million from $5.3 million in 1996 and $5.1 million in 1995. The increase from 1996 to 1997 was due to an increase in average interest bearing liabilities of $6.6 million to $112.4 million in 1997 at an increased rate of 5.06%, or 4 basis points higher than 1996. Interest expense increased by $247,000 from 1995 to 1996. The increase was due to the average interest bearing liabilities increasing by $2.2 million while the average rate paid on interest bearing liabilities increased by 13 basis points. Interest paid on time deposits, which make up the largest portion of interest-bearing deposits, increased $210,000, or 4.67% from 1996 to 1997. The average rate paid on time deposits decreased 4 basis points to 5.67% in 1997 from 5.71% in 1996 and 5.65% in 1995.

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

In 1997, management increased the provision for loan loss reserve from $325,000 in 1996 to $500,000 in 1997. The provision for loan losses was $135,958 in 1995. The Bank's allowance for loan losses as a percentage of total loans at the end of 1997 was 1.67% as compared to 1.16% in 1996 and 1.42% in 1995.

Additional information is contained in Tables 12, 13 and 14, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds checks and fees charged for nondeposit services. Noninterest income totaled $543,000 in 1997, an increase of 58.3% over the $343,000 recorded in 1996. Noninterest income in 1995 totaled $225,000. The majority of the increase in noninterest income from 1996 to 1997 is explained by a $233,000 gain on the sale of other real owned. Service charges on deposit accounts increased $30,000 during 1997 due to a $24,000 increase in returned check fees resulting from a $2 per item increase in returned check fees implemented during December 1996. The $34,000 increase in insurance commissions is due to an increase in dividends from title insurance sales by the Bank of Floyd's subsidiary. The primary sources of noninterest income for the past three years are summarized in Table 3.

Management's Discussion and Analysis
________________________________________________________________________________

Table 3.  Sources of Noninterest Income (thousands)

                                           1997    1996    1995
                                           ____    ____    ____
Service charges on deposit accounts      $   144 $   114 $   121
Other service charges and fees                36      27      13
Insurance commissions                         46      12      12
Gain on the sale of securities                 7       6       5
Gain on sale of other real estate owned      233       -       -
Other income                                  77     184      74
                                         _______ _______ _______
 Total noninterest income                $   543 $   343 $   225
                                         _______ _______ _______

Other noninterest income was down $107,000 in 1997 to $77,000 from $184,000 in 1996 and $74,000 in 1995. Noninterest income includes fees charged for various bank services such as safe deposit box rental fees, letters of credit fees, and gains realized on the sale of fixed assets.

Other Expense

Noninterest expense for 1997 increased by $109,000 or 3.9% to $2.9 million. Noninterest expense in 1996 was $2.8 million and it was $3.1 million in 1995 (see Table 4). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 50.8% in 1997, 53.1% in 1996 and 59.8% in
1995.

Furniture and equipment expense increased $43,000 or 18.7% to $273,000 in 1997 from $230,000 in 1996. This increase is due to increased depreciation expense due to the addition of the Willis Branch, the purchase of a new bank automobile and software purchases. In addition, ATM expenses were realized for a full year versus approximately four months in 1996. The bank also experienced an increase in equipment maintenance and repair expenses.

Management's Discussion and Analysis
________________________________________________________________________________

Table 4.  Sources of Noninterest Expense (thousands)

                                  1997      1996      1995
                                  ____      ____      ____
Salaries & wages               $   1,298 $   1,242 $   1,154
Employee benefits                    463       512       422
                               _________ _________ _________
  Total personnel expense          1,761     1,754     1,576

Occupancy expense                    116       122       104
Furniture & equipment                273       230       183
Printing & supplies                   44        54        64
FDIC deposit insurance                14         2       126
Professional services                120       177       176
Postage                               72        69        62
Telephone                             40        33        25
Courier fees                          21        21        20
Education & seminars                  20        13        17
Travel expense                        21        27        25
Director fees and expense             38        40        31
Advertising and public relations      31        38        42
Insurance expense                     36        37        33
Capital Stock Tax                     77        98       100
Outside services                      26         -         7
Other real estate expense, net        46        35       389
Real estate loan servicing fee        12        16        20
Other operating expense              165        58        89
                               _________ _________ _________
  Total noninterest expense    $   2,933 $   2,824 $   3,089
                               _________ _________ _________

Other real estate expense increased $11,000 or 31.4% to $46,000 in 1997 from $35,000 in 1996. This increase is the result of increased reserves on various other real estate parcels. During 1997 management disposed of a number of properties reducing the net other real estate owned balance by $627,439 or 74.9% from $838,148 as of December 31, 1996 to
$210,709 as of December 31, 1997. The sale of this property reduces the amount of nonperforming assets and also increases the amount of earning assets available to the bank. The 1995 other real estate expense balance of $389,000 was high due to the sale of one piece of property with a loss of approximately $298,000.

Professional services expense, fees paid to attorneys, independent auditors, and state examiners decreased $57,000 or 32.2% to $120,000 in 1997 from $177,000 in 1996. This decrease is primarily the result of a $51,000 decrease in legal fees due to a decline in the number of foreclosures, a decrease in other real estate owned and a number of settled bankruptcies. Professional services expense totaled $176,000 in 1995.

Capital  stock tax expense decreased $21,000 from  $98,000  in
1996  to $77,000 in 1997 representing  a 21.4% decline.   This
decline is the result of a lower taxable capital base at the bank level due to dividends to the holding company.

Management's Discussion and Analysis
________________________________________________________________________________

Deposit insurance premiums paid to the Federal Deposit Insurance Corporation (FDIC) increased to $14,000 in 1997 from a low of $2,000 in 1996. The premium increases were due to the Financing Corporation (FICO) debt service assessments which went into effect on January 1, 1997. The FICO assessment is the result of the Deposit Insurance Funds Act of 1996 which requires that the Bank Insurance Fund (BIF) rate equal one-fifth the Savings Association Insurance Fund (SAIF) rate through year-end 1999, or until the insurance funds are merged, whichever occurs first.

The increase occurring during 1997 in the remaining categories of noninterest expense were primarily attributable to the higher level of activity associated with the growth in deposits. Table 4 provides a further breakdown of noninterest expense for the past three years.

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

Income tax expense (substantially all Federal) was $652,000 in
1997,  $594,000  in  1996 and $548,000 for  1995  representing
26.0%,   27.3%  and  28.2%  of  income  before  income  taxes,
respectively.

The Bank's deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense, and investment security discount accretion.

Net deferred income tax benefits of $468,000, $315,000 and $381,000 at December 31, 1997, 1996, and 1995, respectively, are  included in other assets.  At December 31, 1997, $110,000 of the total deferred tax liability is applicable to unrealized appreciation on investment securities available for sale. Accordingly, this amount was not charged to income but recorded directly to the related stockholders' equity account.

Management's Discussion and Analysis
________________________________________________________________________________

Management's Discussion and Analysis of Financial Condition

Earning Assets

Average earning assets increased 7.5% over the past twelve months. Total earning assets represented 95.0% of total average assets in 1997 compared to 95.3% in 1996. The mix of average earning assets changed slightly in 1997 with an increase in the mix of federal funds sold and a decrease in the mix of investment securities. Average federal funds sold accounted for 4.1% of total average assets compared to 2.4% in 1996. Average investment securities accounted for 29.4% of total average assets in 1997 compared to 31.4% in 1996. Average loans accounted for 61.1% of total average assets in 1997 compared to 61.5% in 1996. For 1995, average net loans represented 61.5% of average assets and average investment securities represented 28.9% of average assets. A summary of average assets for the past three years is shown in Table 5.

Table 5.  Average Asset Mix (thousands)

                               1997             1996            1995
                         _______________  _______________  _______________
                          Average          Average         Average
                          Balance    %     Balance    %    Balance     %
                         ________ ______  ________ ______  ________ ______
Earning assets:
Loans, net               $ 86,528  61.14  $ 80,721  61.50  $ 78,673  61.47
  Investment securities    41,547  29.36    41,200  31.39    36,825  28.78
  Federal funds sold        5,743   4.06     3,187   2.42     5,475   4.28
  Interest-bearing bank
   balances                   652   0.45         -      -         -      -
                         ________ ______  ________ ______  ________ ______
     Total earning
       assets             134,470  95.01   125,108  95.31   120,973  94.53
                         ________ ______  ________ ______  ________ ______
Nonearning assets:
  Cash and due from banks   1,942   1.37     1,912   1.46     1,998   1.56
  Premises and equipment    1,593   1.13     1,572   1.20     1,487   1.16
  Other assets              3,524   2.49     2,668   2.03     3,513   2.75
                         ________ ______  ________ ______  ________ ______
    Total nonearning
      assets                7,059   4.99     6,152   4.69     6,998   5.47
                         ________ ______  ________ ______  ________ ______
      Total assets       $141,529 100.00  $131,260 100.00  $127,971 100.00
                         ________ ______  ________ ______  ________ ______

Loans

Average net loans totaled $86.5 million during 1997 an increase of $6 million or 7.2% more than 1996. The increase in average loans outstanding during the past year is due to increased demand.

A significant portion of the loan portfolio, $67.0 million or 76.9%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 29.4% of total loans at the end of 1997. The loans represented in the other loan classification in Table 6 increased by 130.9% during 1997 to a total of $4.4 million, or 5.0% of total loans outstanding compared to a total of $1.9 million at the end of 1996. The growth in the other loan classification is primarily the result of an increase in commercial loans to leasing companies.

Management's Discussion and Analysis
________________________________________________________________________________

The Bank makes both consumer and commercial loans to all neighborhoods within its market area, including the low- and moderate-income areas. The market area is generally defined to be all or portions of the Floyd, Roanoke, Montgomery and Carroll Counties of Virginia and the Cities of Roanoke and Radford, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. The local economy remains stable with a lower unemployment level. The Bank can expect to experience profitable growth in the loan portfolio during 1997. The amounts of loans outstanding by type at year-end 1997 and 1996, and the maturity distribution of variable and fixed rate loans as of year-end 1997 are presented in Table 6 and Table 7, respectively.

Table 6.  Loan Portfolio Summary (thousands)

                                December 31, 1997       December 31, 1996
                                _________________       _________________
                                 Amount       %          Amount       %
                                ________     ____       ________     ____
Construction and development    $  4,888     5.61       $  5,610     6.46
Farmland                           3,905     4.48          4,143     4.77
1-4 family residential            25,629    29.43         25,717    29.62
Multifamily residential            1,785     2.05          1,519     1.75
Nonfarm, nonresidential           30,795    35.36         30,970    35.66
                                ________   ______       ________   ______
  Total real estate               67,002    76.93         67,959    78.26

Agricultural                       1,815     2.08          1,766     2.03
Commercial & industrial            6,208     7.13          6,219     7.16
Consumer                           7,689     8.83          8,999    10.36
Other                              4,383     5.03          1,898     2.19
                                ________   ______       ________   ______
  Total                         $ 87,097   100.00       $ 86,841   100.00
                                ________   ______       ________   ______

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 9.34% in 1997 compared to an average yield of 9.26% in 1996.

Management's Discussion and Analysis
________________________________________________________________________________

Table 7.  Maturity Schedule of Loans (thousands)

                                   Construc-
                        Commercial   tion &                Total
                        Financial & Develop-        ________________
                        Agriculture   ment    Others   Amount      %
                        ___________ ________ ________ ________   _____
Fixed rate loans:
  Three months or less     $  1,213 $      - $  1,301 $  2,514    2.89
  Over three months to
   twelve months              1,156      138    2,633    3,927    4.51
  Over twelve months to
   three years                2,342        -    5,233    7,575    8.70
  Over three years to
   five years                 2,037        -    7,091    9,128   10.48
  Over five years to
   fifteen years              2,840        -    3,366    6,206    7.13
  Over fifteen years            443        -    2,462    2,905    3.32
                           ________ ________ ________ ________  ______
    Total fixed rate loans $ 10,031 $    138 $ 22,086 $ 32,255   37.03
                           ________ ________ ________ ________  ______
Variable rate loans:
  Three months or less     $  8,544 $  1,762 $  4,361 $ 14,667   16.84
  Over three months to
   twelve months              6,422    1,068    6,200   13,690   15.72
  Over twelve months to
   three years               13,841    1,780    7,797   23,418   26.89
  Over three years to
   five years                 1,888      140      801    2,829    3.25
  Over five years to
   fifteen years                238        -        -      238    0.27
  Over fifteen years              -        -        -        -       -
                           ________ ________ ________ ________  ______
    Total variable rate
     loans                 $ 30,933 $  4,750 $ 19,159 $ 54,842   62.97
                           ________ ________ ________ ________  ______
Total loans:
  Three months or less     $  9,757 $  1,762 $  5,662 $ 17,181   19.73
  Over three months to
   twelve months              7,578    1,206    8,833   17,617   20.23
  Over twelve months to
   three years               16,183    1,780   13,030   30,993   35.59
  Over three years to
   five years                 3,925      140    7,892   11,957   13.73
  Over five years to
   fifteen years              3,078        -    3,366    6,444    7.40
  Over fifteen years            443        -    2,462    2,905    3.32
                           ________ ________ ________ ________  ______
    Total loans            $ 40,964 $  4,888 $ 41,245 $ 87,097  100.00
                           ________ ________ ________ ________  ______

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank's interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, U.S. Government agencies, Mortgage Backed Securities and State and local bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 1997 by major types of investments and maturity ranges. Maturities may differ from scheduled maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid prior to

Management's Discussion and Analysis
________________________________________________________________________________

the scheduled maturity date. Maturities on all other securities are based on the earlier of the contractual maturity or the call date, if any.

The interest rate environment in 1997 caused the average yield of the investment portfolio to decrease to 6.30% from 6.60% in 1996. At December 31, 1997, the market value of the investment portfolio was $45.3 million, representing a $507,000 appreciation over amortized cost. This compared to a market value of $43.5 million and a $121,000 appreciation over amortized cost a year earlier.

Table 8.  Investment Securities (thousands)

December 31, 1997

                      Amortized Cost Due
                  ____________________________
                  In One  After One After Five After Restricted
                  Year or  Through   Through    Ten   Equity             Market
                   Less   Five Yrs.  Ten Yrs.  Years Securities Total    Value
                  _______  _______   ______   ______   ______  _______   _______
Investment securities:
U.S. Government agencies
 and Mortgage Backed
 Securities       $12,439  $11,340   $3,090   $4,076       -   $30,945   $31,178
State and
 political subs.    1,240    5,056    5,431        -       -    11,727    11,916
Other                   -    1,489        -        -       -     1,489     1,574
Restricted Equity
 Securities             -        -        -        -     610       610       610
                  _______  _______   ______   ______    ____   _______   _______
    Total         $13,679  $17,885   $8,521   $4,076    $610   $44,771   $45,278
                  _______  _______   ______   ______    ____   _______   _______

Weighted average yields:
U.S. Government agencies
  and Mortgage
  Backed Securities  6.59%    6.62%    6.84%    7.08%      -
States and
 political subs.     4.88%    4.76%    4.86%       -       -
Other                   -     9.64%       -        -       -
Restricted Equity
 Securities             -        -        -        -    6.89%

     Consolidated    6.43%    6.35%    5.57%    7.08%   6.89%    6.30%

                                                         Book     Market
December 31, 1996                                        Value    Value
                                                         _____    _____
Investment securities:
U.S. Treasury and Government agencies                  $   979  $   979
U.S. Government agencies (Mortgage Backed Securities)   29,739   29,760
States and political subdivisions                       10,610   10,594
Other                                                    2,075    2,191
                                                       _______  _______
     Total                                             $43,403  $43,524
                                                       _______  _______

Average federal funds sold totaled $5.7 million in 1997 which represented an 80.2% increase from the $3.2 million in 1996. Federal funds represent the most liquid portion of the Bank's invested funds and generally the lowest yielding portion of earning assets. Management has made an effort to maintain these funds at the lowest level possible consistent with prudent interest rate risk management strategies. During 1997, average federal funds represented 4.1% of average earning assets, up from the 2.4% during 1996 (See Table 5).

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

Average total deposits for the year ended December 31, 1997 amounted to $122.7 million which was an increase of $6.3 million, or 5.4% over 1996. Average core deposits totaled $97.8 million in 1997 representing a slight increase over the $95.7 million in 1996. The percentage of the Bank's average deposits that are interest-bearing decreased to 89.5% in 1997 from 90.5% in 1996. Average demand deposits which earn no interest increased to $12.9 million in 1997 from $11.0 million in 1996 and $10.5 million in 1995. Average deposits for the past three years are summarized in Table 9.

Table 9.  Deposit Mix (thousands)

                              1997              1996             1995
                         ______________    ______________   _______________

                         Average           Average           Average
                         Balance    %      Balance    %      Balance    %
                        ________  _____   ________  _____   ________  _____
Interest-bearing deposits:
  NOW accounts          $  8,766   7.14   $  8,263   7.10   $  8,456   7.42
  Money Market             3,228   2.63      3,417   2.93      4,061   3.56
  Savings                 14,868  12.12     15,113  12.98     16,860  14.79
  Small denomination
   certificates           70,924  57.79     68,943  59.20     66,790  58.58
  Large denomination
    certificates          12,078   9.84      9,687   8.32      7,325   6.42
                        ________ ______   ________ ______   _______  ______
    Total interest-
     bearing deposits    109,864  89.52    105,423  90.53    103,492  90.77
Noninteresting-bearing
 deposits                 12,863  10.48     11,043   9.47     10,523   9.23
                        ________ ______   ________ ______   ________ ______
    Total deposits      $122,727 100.00   $116,466 100.00   $114,015 100.00
                        ________ ______   ________ ______   ________ ______

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $2.4 million or 24.7%, in 1997. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Table 10 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 1997.

Management's Discussion and Analysis
________________________________________________________________________________

Table 10.  Large time deposit maturities (thousands)

Analysis of time deposits of $100,000 or more at December 31, 1997:

     Remaining maturity of three months or less          $     721
     Remaining maturity over three through twelve months     8,959
     Remaining maturity over twelve months                   5,441
                                                         _________
        Total time deposits of $100,000 or more          $  15,121
                                                         _________

Capital Adequacy

Shareholder's equity amounted to $16.0 million at December 31, 1997, a 10.0% increase over the 1996 year-end total of $14.5 million. The increase was primarily a result of earnings and a $117,833 increase in the value of securities that are classified as available for sale. Average shareholders' equity as a percentage of average total assets amounted to 10.9% in 1997 and 10.4% in 1996.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common shareholders' equity ) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8%. As of December 31, 1997 the Bank has a ratio of Tier 1 capital to risk-weighted assets of 13.0% and a ratio of total capital to risk-weighted assets of 14.3%.

Management's Discussion and Analysis
________________________________________________________________________________

Table 11.  Year-end Risk-Based capital (thousands)

                                                         1997
                                                         ____
Tier I capital                                        $  11,938
Qualifying allowance for loan losses
   (limited to 1.25% of risk-weighted assets)             1,146
                                                      _________
Total regulatory capital                              $  13,084
                                                      _________
Total risk-weighted assets                            $  91,680
                                                      _________
Tier I as a percent of risk-weighted assets                13.0%
Total regulatory capital as a percent of risk-
   weighted assets                                         14.3%
Leverage Ratio<F1>                                          8.2%

_________________________
<F1> Tier I capital divided by average total assets for the
     quarter ended December 31, 1997.

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator's evaluation of the Bank's overall safety and soundness. As of December 31, 1997, the Bank had a ratio of year-end Tier I capital to average total assets for the fourth quarter of 1997 of 8.2%. Table 11 sets forth summary information with respect to the Bank's capital ratios at December 31, 1997. All capital ratio levels indicate that the Bank is well capitalized.

At  December 31, 1997 the Company had 511,911 shares of common
stock   outstanding  which  was  held  by  approximately   583
shareholders of record.

Nonperforming and Problem Assets

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank attempts to use shorter-term loans and, although a portion of the loans have been made based upon the value of collateral, it tries to rely primarily on the cash flow of the borrower as the source of repayment rather than the value of the collateral.

The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

Nonperforming Assets at December 31, 1997 and 1996 are analyzed in Table 12.

Management's Discussion and Analysis
________________________________________________________________________________

Table 12.  Nonperforming Assets

                                          1997          1996
                                          ____          ____
Non-Accrual Loans                       $278,782      $139,161
Restructured                                   -             -
Foreclosed and In-Substance
  Foreclosed Properties                  210,709       838,130
                                        ________      ________
                                        $489,491      $977,291
                                        ________      ________

Nonperforming assets at year-end 1997 were 0.6% of loans outstanding and 1.1% at year-end 1996. In addition to the nonperforming assets, loans which were 90 days and over past due amounted to $312,332 at December 31, 1997 and $215,000 at December 31, 1996.

The allowance for loan losses is maintained at a level adequate to absorb probable losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market areas that the Bank serves. Bank regulators also periodically review the Bank's loans and other assets to assess their quality. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The accrual of interest on loans is discontinued on a loan when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table
13.

Table 13.  Loan Losses

                                             1997        1996        1995
                                             ____        ____        ____
Allowance for loan losses, beginning     $ 1,002,455 $ 1,134,182 $ 1,264,798
Provision for loan losses, added             500,000     325,000     135,958

Loans charged off                            (68,249)   (495,201)   (287,919)
Recoveries of loans previously charged off    17,920      38,474      21,345
                                         ___________ ___________ ___________
   Net charge-offs                           (50,329)   (456,727)   (266,574)
                                         ___________ ___________ ___________
Allowance for loan losses, ending        $ 1,452,126 $ 1,002,455 $ 1,134,182
                                         ___________ ___________ ___________

Management's Discussion and Analysis
________________________________________________________________________________

Net loan charge-offs as a percentage of average loans were 0.06%, 0.57% and 0.34% in 1997, 1996, and 1995, respectively.

The loan portfolio also included loans to various borrowers (watch loans) at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some or all of these loans being uncollectible. Management monitors these loans carefully and has provided for these loans in the allowance for loan losses.

The allowance for loan losses was approximately $1.5 million, or 1.67% of gross loans outstanding at December 31, 1997, an increase of $449,671 above the 1.16% reserve at December 31, 1996. Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however, consider the allowance for loan losses to be adequate at December 31, 1997.

The allocation of the reserve for loan losses is detailed in Table 14 below:

Table 14.  Allocation of the Reserve for Loan Losses

                            1997               1996               1995
                     ___________________ __________________ _________________

Balance at end of
period applicable to Amount  Percent<F1> Amount Percent<F1> Amount Percent<F1>
                     ______  _______     ______ _______     ______ _______
Commercial, financial
 and agricultural    $  194     9.21     $   93    9.24     $  108    9.51
Real estate,
 construction            60     5.61         65    6.49         50    4.42
Real estate, mortgage 1,089    71.32        723   72.19        852   75.15
Installment loans to
 individuals, other     109    13.86        121   12.08        124   10.92
                     ______   ______     ______  ______     ______  ______
     Total           $1,452   100.00     $1,002  100.00     $1,134  100.00
                     ______   ______     ______  ______     ______  ______

___________________
<F1>  Percent of loans in each category to total loans.

Liquidity and Sensitivity

The principal goals of the Bank's asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rates changes.

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 18.9% at December 31, 1997 compared to 18.0% at December 31, 1996. These ratios are considered to be adequate by management.

Table 15.  Interest Rate Sensitivity (thousands)

                                    December 31, 1997
                                  Maturities/Repricing
                        ________________________________________
                           1-3       4-12      13-60     Over 60
                          Months    Months     Months     Months      Total
                          ______    ______     ______     ______      _____
Earnings Assets:
  Loans                 $ 17,134   $ 22,641   $ 42,914   $  4,408   $ 87,097
  Investments              1,145     12,534     17,885     13,207     44,771
  Interest-bearing
   deposits with other
   banks                   5,000          -          -          -      5,000
  Federal Funds Sold       3,825          -          -          -      3,825
                        ________   ________   ________   ________   ________
     Total              $ 27,104   $ 35,175   $ 60,799   $ 17,615   $140,693
                        ________   ________   ________   ________   ________

Interest-bearing deposits:
  NOW accounts             8,924          -          -          -      8,924
  Money market             3,339          -          -          -      3,339
  Savings                 14,168          -          -          -     14,168
  Certificates of
    Deposit               11,799     41,263     36,467          -     89,529
  Other borrowings             -          -          -          -          -
                        ________   ________   ________   ________   ________
    Total               $ 38,230   $ 41,263   $ 36,467   $      -   $115,960
                        ________   ________   ________   ________   ________
Interest sensitivity
  gap                   $(11,126)  $ (6,088)  $ 24,332   $ 17,615   $      -
Cumulative interest
  sensitivity gap       $(11,126)  $(17,214)  $  7,118   $ 24,733   $ 24,733
Ratio of sensitivity gap
  to total earning assets   (7.9)%     (4.3)%     17.3%      12.5%         -
Cumulative ratio of
  sensitivity gap to
  total earning assets      (7.9)%    (12.2)%      5.1%      17.5%      17.5%

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank's balance sheet on December 31, 1997. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 1997, the Bank appeared to be cumulatively asset-sensitive (earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). Included in the interest-bearing liabilities subject
to   interest      rate      changes      within

Management's Discussion and Analysis
________________________________________________________________________________

three months are NOW accounts and savings accounts totaling $23,092,000 which historically have not been as interest-sensitive as other types of interest-bearing deposits. Therefore, the Bank is asset sensitive in the three month or less time period; liability sensitive in the four to twelve months time period and asset-sensitive in the thirteen to sixty months time period and over sixty months time period.

Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 16.  Key Financial Ratios

                                        1997     1996     1995
                                        ____     ____     ____
Return on average assets                1.3%      1.2%    1.1%
Return on average equity               12.0%     11.6%   10.7%
Average equity to average assets       10.9%     10.4%   10.2%

Title page for Personnel

________________________________________________________________________________

Staff
________________________________________________________________________________

                            Main Office
                            ___________

Customer Service          Loan Operations             Secretaries
________________          _______________             ___________

Diane Bishop              Renee Akers                 Beulah Correll

Sherrie Janney            Ola Driskett, Manager       Yara Middleton

Betty Moran               Debra Funkhouser            Lisa Thomas

Sharon Zeman              Gail Phillips, Supervisor   Data Processing Center
                                                      ______________________
                          Jan Rorrer
Paying and                                            Ruth Anders
Receiving Tellers         Karen Sowers
_________________                                     Gail Goad
                          Collections
Karen Bowman              ___________                 Gay Grim

Regina Compton            Ralph Edwards               Alva Mae Harman

Regina Gibson             Credit Cards                Patricia Whitlock
                          ____________
Jennifer Hollandsworth                                Custodians
                          Shelia Dehart               __________
Anthony Nolen
                          Accounting                  Roger Dickerson
Helen Roberson            __________
                                                      Lucy Harris
Tammy Rutrough            Deborah Reed

Patsy Wallace



Cave Spring Office            Willis Office          Hillsville Office
__________________            _____________          _________________

 Customer Service              Head Teller             Branch Manager
 ________________              ___________             ______________

 Margaret Caldwell            Karen Sutphin           Eugene Shockley

Paying and Receiving
____________________

   Kevin Harvey

  Paula McDaniel

________________________________________________________________________________

Board of Directors of Cardinal Bankshares and The Bank of Floyd
________________________________________________________________________________

K. Venson Bolt         C. W. Harman           Leon Moore

J. H. Conduff          Kevin D. Mitchell      Dorsey H. Thompson

William R. Gardner, Jr.                       J.T. Williams, Jr.


Officers of Cardinal Bankshares
_______________________________

J. H. Conduff                               Chairman of the Board

Leon Moore                                      President and CEO

Christopher B. Snodgrass                        Financial Officer

Wanda M. Gardner                                 Internal Auditor

Annette V. Battle                                       Secretary


Officers of The Bank of Floyd
_____________________________

                            Executive
                            _________
J. H. Conduff                               Chairman of the Board

K. Venson Bolt                         Vice Chairman of the Board

Leon Moore                  President and Chief Executive Officer

Lawrence M. Renfroe                      Executive Vice President

Christopher B. Snodgrass       Assist. V.P. and Financial Officer

C. W. Harman                                            Secretary

G. Albert Owen, Jr.                    Vice President and Cashier

Ron Doane         Assist. Vice President and Branch Administrator

Sunny K. Cornwell        Assist. Vice President and Credit Review

                           Main Office
                           ___________
Lois A. Bond                             Assistant Vice President

Patricia K. Harris                              Assistant Cashier

Carolyn W. Reed                                 Assistant Cashier

                       Cave Spring Office
                       __________________

Larry J. Hurt           Assist. Vice President and Branch Manager

Kit C. Edwards                          Branch Operations Officer

                         Administrative
                         ______________
Marie V. Thomas                                    Vice President

Mary Ann Ayers                                  Marketing Officer

Annette V. Battle                Assist. Secretary to the Board &
                                              Recording Secretary

Patricia B. Spangler                     Administrative Assistant

Shelby L. Rutherford                     Administrative Assistant

                             Lending
                             _______

Dianne H. Hamm            Assist. Vice Pres. & Compliance Officer

Patricia A. Bower                               Assistant Cashier

Troy L. Abell             Assist. Vice President and Loan Officer

                           Operations
                           __________

Betty A. Whitlock    Assist. Cashier & Manager of Data Processing

                              Audit
                              _____

Wanda M. Gardner        Assist. Vice President & Internal Auditor

________________________________________________________________________________

Stockholder Information
________________________________________________________________________________

Annual Meeting
______________

The annual meeting of shareholders will be held at 2:00 p.m. on April 22, 1998, in the community room at The Bank of Floyd, 101
Jacksonville Circle, Floyd, Virginia.

Requests for Information
________________________

Requests for information should be directed to Mrs. Annette Battle, Recording Secretary, at The Bank of Floyd, Post Office Box 215, Floyd, Virginia, 24091; telephone (540) 745-4191. A copy of the Company's Form 10-KSB for 1997 will be furnished, without charge, after March 31, 1998 upon written request.

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

Federal Home Loan Bank
______________________

The Bank of Floyd is a member of the Federal Home Loan Bank of Atlanta.

Federal Reserve
_______________

The Bank of Floyd is a state-chartered bank and a member of the Federal Reserve Bank of Richmond.

                         Banking Offices
                         _______________

  Floyd Office                            Roanoke Office
  ____________                            ______________
  101 Jacksonville Circle                 4094 Postal Drive
  Floyd, Virginia  24091                  Roanoke, Virginia 24018
  (540) 745-4191                          (540) 774-1111

  Willis Office                            Hillsville Office
  _____________                            _________________
  Floyd Highway South                      Opening Spring 1998
  Willis, Virginia  24380                  185 South Main Street
  (540) 745-4191                           Hillsville, Virginia 24343
                                           (540) 745-4191
<INSIDE BACK COVER>