Form 10QSB
period 1998-03-31
CARDINAL BANKSHARES CORP
filed 1998-05-14
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1998
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of March 31, 1998 was 511,911.

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


   Consolidated Balance Sheets as of March 31, 1998 and
    December 31,1997........................................................3

   Consolidated Statements of Operations for the Three Months
    Ended March 31, 1998 and 1997...........................................4

   Consolidated Statements of Stockholders' Equity for the
    Periods Ended March 31, 1998 and 1997...................................5

   Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 1998 and 1997.........................................6-7

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















CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 1998 and December 31, 1997
________________________________________________________________________________

                                              March 31,        December 31,
                                                1998               1997
                                            ____________       ____________
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,240,604       $  1,941,494
 Interest-bearing deposits with banks          5,000,000          5,000,000
 Federal funds sold                           10,000,000          3,825,000
 Investment securities available for sale     30,804,860         31,663,068
 Investment securities held to maturity;
  market value of $13,275,298 in 1998 and
  $13,614,488 in 1997                         13,090,347         13,430,624
 Loans, net of allowance for credit losses
  of $1,541,968 in 1998 and $1,452,126 in
  1997 (Note 2)                               80,819,527         85,304,739
 Premises and equipment                        1,918,789          1,687,859
 Accrued income                                1,015,950          1,093,063
 Other assets                                  1,117,321          1,126,470
                                             ___________        ___________
          Total assets                      $146,007,398       $145,072,317
                                             ___________        ___________
LIABILITIES
  Demand deposits                           $ 12,856,666       $ 12,229,167
  NOW deposits                                 8,787,935          8,923,777
  Savings deposits                            18,141,374         17,507,178
  Large denomination time deposits            13,221,747         15,120,658
  Other time deposits                         75,517,253         74,407,946
                                             ___________        ___________
         Total deposits                      128,524,975        128,188,726
Short-term debt                                        0                  0
Long-term debt                                         0                  0
Accrued interest payable                         297,128            269,032
Other liabilities                                682,722            630,408
                                             ___________        ___________
         Total liabilities                   129,504,825        129,088,166
                                             ___________        ___________
  Commitments and contingencies (Note 3)

STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 511,911
   shares in 1998 and 1997                     5,119,110          5,119,110
  Surplus                                      2,925,150          2,925,150
  Retained earnings                            8,252,445          7,727,506
  Unrealized appreciation (depreciation) on
    investment securities available for sale,
    net of income taxes                          205,868            212,385
                                             ___________        ___________
       Total stockholders' equity             16,502,573         15,984,151
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $146,007,398       $145,072,317
                                             ___________        ___________
See Notes to Consolidated Financial Statements                            3
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                  1998              1997
                                                  ____              ____
INTEREST INCOME:

    Loans and fees on loans                   $ 2,040,553         $ 1,983,526
    Federal funds sold                             82,053               9,703
    Taxable investment securities                 597,618             566,163
    Investment securities exempt from
      federal tax                                 140,214             126,625
                                               __________          __________
         Total interest income                  2,860,438           2,686,017

INTEREST EXPENSE ON DEPOSITS                    1,459,306           1,337,935
                                               __________          __________
         Net interest income                    1,401,132           1,348,082

PROVISION FOR CREDIT LOSSES                        75,000              75,000
                                               __________          __________
         Net interest income after provision
          for credit losses                     1,326,132           1,273,082

OTHER INCOME:

    Service charges on deposit accounts            33,040              31,902
    Other service charges and fees                  5,833               6,929
    Securities gains                               11,809               6,808
    Other real estate owned gains                       -                   -
    Other income                                   37,034              47,751
                                               __________          __________
         Total other income                        87,716              93,390

OTHER EXPENSE:

    Salaries and employee benefits                424,870             376,202
    Occupancy expense                              30,687              22,790
    Equipment expense                              55,198              58,279
    Other expense                                 173,228             284,849
                                               __________          __________
         Total other expense                      683,983             742,120
                                               __________          __________
         Income before income taxes               729,865             624,352

Income tax expense                                204,926             167,150
                                               __________          __________
         Net income                           $   524,939         $   457,202
                                               __________          __________
BASIC AND DILUTED EARNINGS PER SHARE          $      1.03         $      0.89
                                               __________          __________



See Notes to Consolidated Financial Statements                              4
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the three months ended March 31, 1998 and March 31, 1997 (Unaudited)
________________________________________________________________________________

                                                        UNREALIZED    TOTAL
                                                       APPRECIATION   STOCK-
                        COMMON              RETAINED  (DEPRECIATION)  HOLDERS'
                        STOCK     SURPLUS   EARNINGS    SECURITIES    EQUITY
                      __________  _______  _________  _____________  ________


January 1, 1997       $4,655,360 $1,200,000 $ 8,585,007  $  94,552  $14,534,919
Comprehensive income
 Net income                                     457,202                 457,202
 Net change in unrealized
  appreciation on investment
  securities available for
  sale, net of income
  taxes                                                   (217,109)    (217,109)
                                                                     __________
Total comprehensive
 income                                                                 240,093
                       _________  _________  __________   ________   __________

March 31, 1997        $4,655,360 $1,200,000 $ 9,042,209  $(122,557) $14,775,012
                       _________  _________  __________   ________   __________

January 1, 1998       $5,119,110 $2,925,150 $ 7,727,506  $ 212,385  $15,984,151
Comprehensive income
Net income                                      524,939                 524,939
Net change in unrealized
 appreciation on investment
 securities available for
 sale, net of income
 taxes                                                      (6,517)      (6,517)
                                                                     __________
Total comprehensive
 income                                                                 518,422
                       _________  _________  __________   ________   __________

March 31, 1998        $5,119,110 $2,925,150 $ 8,252,445  $ 205,868  $16,502,573
                       _________  _________  __________   ________   __________












See Notes to Consolidated Financial Statements                              5
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 1998 and 1997 (Unaudited)
_______________________________________________________________________________

                                                   1998              1997
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   524,939       $   457,202
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization                34,833            43,891
      Accretion of discounts on securities,
       net of amortization of premiums             (2,418)          (24,967)
      Amortization of loan fees                   (24,811)          (25,000)
      Provision for credit losses                  75,000            75,000
      Deferred income taxes                        (3,357)                -
      Net realized gains on securities            (11,809)           (5,039)
      Net realized gains on sale of ORE                 -                 -
      Deferred compensation & pension expense      16,346             9,356
      Changes in assets and liabilities:
       Accrued income                              77,113            91,746
       Other assets                                12,505             2,764
       Accrued interest payable                    28,096            23,799
       Other liabilities                           35,967           141,479
                                               __________       ___________
   Net cash provided by operating activities      762,404           790,231
                                               __________       ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in federal funds sold         (6,175,000)       (1,450,000)
  Purchases of securities                      (4,333,424)                -
  Sale of securities                                    -           938,526
  Maturities of securities                      5,536,262           957,375
  Net (increase) decrease in loans              4,438,382        (1,654,383)
  Proceeds from sale of other real estate               -                 -
  Purchases of properties and equipment          (265,763)           (1,829)
                                               __________        __________
   Net cash used in investing activities         (799,543)       (1,210,311)
                                               __________       __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                         1,125,853          (225,093)
  Net increase (decrease) in time deposits       (789,604)          719,420
  Dividends paid                                        -                 -
  Principal paid on short-term debt                     -          (400,000)
                                               __________        __________
   Net cash provided (used) by financing
     activities                                   336,249            94,327
                                               __________        __________
   Net decrease in cash and cash equivalents      299,110          (325,753)

CASH AND CASH EQUIVALENTS, BEGINNING            1,941,494         2,749,552
                                               __________        __________
CASH AND CASH EQUIVALENTS, ENDING             $ 2,240,604       $ 2,423,799
                                               __________        __________

See Notes to Consolidated Financial Statements                            6
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the three months ended March 31, 1998 and 1997 (Unaudited)
_______________________________________________________________________________

                                                   1998              1997
                                                   ____              ____

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 1,431,210       $ 1,314,136
                                               __________        __________
 Income taxes paid                            $   168,069       $     4,396
                                               __________        __________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $         -       $         -







































See Notes to Consolidated Financial Statements                             7
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

     The consolidated financial statements as of March 31, 1998 and for the periods ended March 31, 1998 and 1997 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Bank's audited financial statements and the notes thereto as of December 31, 1997, included in the Bank's Annual Report for the fiscal year ended December 31, 1997.

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

     All significant intercompany accounts and transactions have been elimi-nated in consolidation.

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the three months ended March 31.

                                                 1998            1997
                                                 ____            ____
      Balance at January 1                   $ 1,452,126     $ 1,002,455
      Provision charged to operations             75,000          75,000
      Loans charged off, net of recoveries        14,842         (14,899)
                                              __________      __________
         Balance at March 31                 $ 1,541,968     $ 1,062,556


                                                                           8
NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 1998 and 1997 is as follows:

                                                 1998             1997
                                                 ____             ____
      Commitments to extend credit           $ 4,105,966      $ 4,638,538
      Standby letters of credit                  257,000          197,100
                                              __________       __________
                                             $ 4,362,966      $ 4,835,638


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended March 31, 1998, the Bank earned $524,939 in net income compared to $457,202 for the quarter ended March 31, 1997. The in-crease of $67,737 was due to decreases in noninterest expense and increases in interest income.

     Interest income was $2,860,438 for the quarter ended March 31, 1998, compared to $2,686,017 for the same period of 1997. The quarterly increase was due mainly to an increase of $9.5 million in average earning assets for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997.

    Interest expense for the quarter ended March 31, 1998 was $1,459,306, up $121,371 from $1,337,935 for the quarter ended March 31, 1997. The increase was due to an increase of $9.4 million in average interest bearing liabilities.

     The provision for credit losses was $75,000 for the quarters ended March 31, 1998 and March 31, 1997, respectively. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at March 31, 1998 were $146,007,398 compared to $145,072,317 at December 31, 1997. Net loans have decreased by $4.5 million. These funds have been invested in federal funds to fund future loans.

CAPITAL

     Shareholder's equity totaled $16,502,573 at March 31, 1998, an increase of $518,422 over the December 31, 1997 balance of $15,984,151. The increase was the result of earnings for the three months offset by a decrease in the market value of securities that are classified as available for sale.


                                                                            9
                                  PART II
                             OTHER INFORMATION

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

                                       CARDINAL BANKSHARES CORPORATION

Date:   May 14, 1998                   By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer
                                                                           10