Form 10QSB
period 1998-06-30
CARDINAL BANKSHARES CORP
filed 1998-08-13
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1998
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of June 30, 1998 was 511,911.

      Transitional Small Business Disclosure Format (check one):Yes   No X
                                Page 1 of 13.
                CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
                                 FORM 10-QSB

                                    INDEX

_____________________________________________________________________________


PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

   The consolidated financial statements of Cardinal Bankshares Corporation (the "Company") are set forth in the following pages.


   Consolidated Balance Sheets as of June 30, 1998 and
    December 31,1997........................................................3

   Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 1998 and 1997............................4

   Consolidated Statements of Stockholders' Equity for the
    Periods Ended June 30, 1998 and 1997....................................5

   Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 1998 and 1997..........................................6-7

   Notes to Consolidated Financial Statements.............................8-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................9-10



PART II.  OTHER INFORMATION................................................11




       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.















CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 1998 and December 31, 1997
________________________________________________________________________________

                                              June 30,         December 31,
                                                1998               1997
                                            ____________       ____________
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,527,637       $  1,941,494
 Interest-bearing deposits with banks          5,020,797          5,000,000
 Federal funds sold                            8,150,000          3,825,000
 Investment securities available for sale     27,686,235         31,663,068
 Investment securities held to maturity;
  market value of $15,188,606 in 1998 and
  $13,614,488 in 1997                         15,008,570         13,430,624
 Loans, net of allowance for credit losses
  of $1,558,698 in 1998 and $1,452,126 in
  1997                                        81,695,906         85,304,739
 Premises and equipment                        2,065,515          1,687,859
 Accrued income                                1,145,803          1,093,063
 Other assets                                  1,299,193          1,126,470
                                             ___________        ___________
          Total assets                      $144,599,656       $145,072,317
                                             ___________        ___________
LIABILITIES
  Demand deposits                           $ 13,518,946       $ 12,229,167
  NOW deposits                                 8,763,399          8,923,777
  Savings deposits                            17,212,186         17,507,178
  Large denomination time deposits            12,348,735         15,120,658
  Other time deposits                         74,886,369         74,407,946
                                             ___________        ___________
         Total deposits                      126,729,635        128,188,726
Short-term debt                                        -                  -
Long-term debt                                         -                  -
Accrued interest payable                         275,329            269,032
Other liabilities                                899,667            630,408
                                             ___________        ___________
         Total liabilities                   127,904,631        129,088,166
                                             ___________        ___________
  Commitments and contingencies (Note 3)
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 511,911
   shares in 1998 and 1997                     5,119,110          5,119,110
  Surplus                                      2,925,150          2,925,150
  Retained earnings                            8,469,390          7,727,506
  Unrealized appreciation (depreciation) on
    investment securities available for sale,
    net of income taxes                          181,375            212,385
                                             ___________        ___________
       Total stockholders' equity             16,695,025         15,984,151
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $144,599,656       $145,072,317
                                             ___________        ___________

See Notes to Consolidated Financial Statements                              3
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the quarter and six months ended June 30, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                             Six        Six
                                  Quarter     Quarter       Months     Months
                                   Ended       Ended        Ended      Ended
                                  June 30,    June 30,     June 30,   June 30,
                                    1998        1997         1998       1997
                                    ____        ____         ____       ____
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans       $ 1,983,332 $ 2,011,571 $ 4,023,885 $ 3,995,097
  Federal funds sold                111,929      71,682     193,982      81,385
  Taxable investment securities     573,269     532,420   1,170,887   1,098,583
  Investment securities exempt
    from federal tax                150,897     123,118     291,111     249,743
                                 __________  __________  __________  __________
     Total interest income        2,819,427   2,738,791   5,679,865   5,424,808

INTEREST EXPENSE ON DEPOSITS      1,444,072   1,401,660   2,903,378   2,739,595
                                 __________  __________  __________  __________
     Net interest income          1,375,355   1,337,131   2,776,487   2,685,213

PROVISION FOR CREDIT LOSSES          60,000      75,000     135,000     150,000
                                 __________  __________  __________  __________
     Net interest income after
       provision for credit
       losses                     1,315,355   1,262,131   2,641,487   2,535,213

OTHER INCOME:
  Service charges on deposit
    accounts                         36,949      39,605      69,989      71,507
  Other service charges and fees      6,425       6,527      12,258      13,456
  Securities gains                    7,774           -      19,583       6,808
  Other income                       16,545      69,941      53,579     117,692
                                 __________  __________  __________  __________
     Total other income              67,693     116,073     155,409     209,463

OTHER EXPENSE:
  Salaries and employee benefits    444,033     368,903     868,903     745,105
  Occupancy expense                  29,205      26,742      59,892      49,532
  Equipment expense                  64,971      51,675     120,169     109,954
  Other expense                     183,601     219,834     356,829     504,683
                                 __________  __________  __________  __________
     Total other expense            721,810     667,154   1,405,793   1,409,274
                                 __________  __________  __________  __________
     Income before income taxes     661,238     711,050   1,391,103   1,335,402

Income tax expense                  178,098     197,850     383,024     365,000
                                 __________  __________  __________  __________
     Net income                 $   483,140 $   513,200 $ 1,008,079 $   970,402
                                 __________  __________  __________  __________
BASIC AND DILUTED EARNINGS
 PER SHARE                      $      0.94 $      1.00 $      1.97 $      1.90
                                 __________  __________  __________  __________

See Notes to Consolidated Financial Statements                              4
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the six months ended June 30, 1998 and June 30, 1997 (Unaudited)
________________________________________________________________________________

                                                       ACCUMULATED    TOTAL
                                                          OTHER       STOCK-
                        COMMON              RETAINED  COMPREHENSIVE   HOLDERS'
                        STOCK     SURPLUS   EARNINGS  INCOME (LOSS)   EQUITY
                      __________  _______  _________  _____________  ________


January 1, 1997       $4,655,360 $1,200,000 $ 8,585,007  $  94,552  $14,534,919
Comprehensive income
Net income                                      970,402                 970,402
Net change in unrealized
 appreciation on
 investment securities
 available for sale, net
 of income taxes                                           (16,913)     (16,913)
 Total comprehensive                                                 __________
  income                                                                953,489
                                                                     __________
Dividends paid ($.51
 per share)                                    (237,423)               (237,423)
                       _________  _________  __________   ________   __________

June 30, 1997         $4,655,360 $1,200,000 $ 9,317,986  $  77,639  $15,250,985
                       _________  _________  __________   ________   __________



January 1, 1998       $5,119,110 $2,925,150 $ 7,727,506  $ 212,385  $15,984,151
Comprehensive income
Net income                                    1,008,079               1,008,079
Net change in unrealized
 appreciation on
 investment securities
 available for sale, net
 of income taxes                                           (31,010)     (31,010)
Total comprehensive                                                  __________
 income                                                                 977,069
                                                                     __________
Dividends paid ($.52
 per share)                                    (266,195)               (266,195)
                       _________  _________  __________   ________   __________

June 30, 1998         $5,119,110 $2,925,150 $ 8,469,390  $ 181,375 $ 16,695,025
                       _________  _________  __________   ________   __________






See Notes to Consolidated Financial Statements                              5
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 1998 and 1997 (Unaudited)
_______________________________________________________________________________

                                                   1998              1997
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ 1,008,079       $   970,402
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization                71,513            87,920
      Accretion of discounts on securities,
       net of amortization of premiums             16,724           (29,777)
      Amortization of loan fees                   (51,216)          (54,343)
      Provision for credit losses                 135,000           150,000
      Deferred income taxes                             -           103,132
      Net realized gains on securities            (19,583)           (6,788)
      Net realized gains on sale of ORE                 -                 -
      Deferred compensation & pension expense      32,692                 -
      Changes in assets and liabilities:
       Accrued income                             (52,740)            4,235
       Other assets                              (208,521)         (369,645)
       Accrued interest payable                     6,297            10,774
       Other liabilities                          236,567           182,784
                                               __________       ___________
   Net cash provided by operating activities    1,174,812         1,048,694
                                               __________       ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds
   sold and interest-bearing deposits in banks (4,345,797)       (7,200,000)
  Purchases of securities                      (7,457,125)         (871,444)
  Sale of securities                               12,125         1,043,761
  Maturities of securities                      9,799,762         4,504,317
  Net (increase) decrease in loans              3,525,049        (2,230,958)
  Proceeds from sale of other real estate          51,772            29,978
  Purchases of properties and equipment          (449,169)          (84,067)
                                               __________        __________
   Net cash used in investing activities        1,136,617        (4,808,413)
                                               __________        __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                           834,409          (850,309)
  Net increase (decrease) in time deposits     (2,293,500)        5,078,079
  Dividends paid                                 (266,195)         (237,423)
  Net decrease in short-term debt                       -          (400,000)
                                               __________        __________
   Net cash provided (used) by financing
     activities                                (1,725,286)        3,590,347
                                               __________        __________
   Net increase (decrease) in cash and cash
    equivalents                                   586,143          (169,372)
CASH AND CASH EQUIVALENTS, BEGINNING            1,941,494         2,749,552
                                               __________        __________
CASH AND CASH EQUIVALENTS, ENDING             $ 2,527,637       $ 2,580,180
                                               __________        __________

See Notes to Consolidated Financial Statements                              6
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the six months ended June 30, 1998 and 1997 (Unaudited)
_______________________________________________________________________________

                                                   1998              1997
                                                   ____              ____

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 2,897,081       $ 2,728,621
                                               __________        __________
 Income taxes paid                            $   398,309       $   360,399
                                               __________        __________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $         -       $         -







































See Notes to Consolidated Financial Statements                              7
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

     The consolidated financial statements as of June 30, 1998 and for the periods ended June 30, 1998 and 1997 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1997, included in the Company's Annual Report for the fiscal year ended December 31, 1997.

     The Bank of Floyd and its wholly owned subsidiary, FBC, Inc. are organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve Bank member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.'s assets and operations consist primarily of a minority interest in a title insurance company. The Bank serves the counties of Floyd, Montgomery, Carroll, and Roanoke, Virginia and the City of Roanoke and Radford, Virginia through four banking offices.

     All significant intercompany accounts and transactions have been elimi-nated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the six months ended June 30.

                                                 1998            1997
                                                 ____            ____
      Balance at January 1                   $ 1,452,126     $ 1,002,455
      Provision charged to operations            135,000         150,000
      Loans charged off, net of recoveries         1,572         (23,076)
                                              __________      __________
         Balance at June 30                  $ 1,588,698     $ 1,129,379

NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 1998 and 1997 is as follows:

                                                 1998             1997
                                                 ____             ____
      Commitments to extend credit           $ 4,352,232      $ 3,988,684
      Standby letters of credit                  250,000          187,700
                                              __________       __________
                                             $ 4,602,232      $ 4,176,384

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the six month period ended June 30, 1998, the Bank earned $1,008,079, an increase of $37,677 over the $970,402 earned for the six months ended
June 30, 1997. The increase was primarily due to an increase in net interest income and a slight reduction in total other expense.

     For the quarter ended June 30, 1998, the Bank earned $483,140 in net income compared to $513,200 for the quarter ended June 30, 1997. The decrease of $30,060 was due primarily to an increase in total other expense and a decrease in total other income.

     Interest income was $5,679,865 for the six month period ending June 30, 1998, compared to $5,424,808 for the six month period ending June 30, 1997. The increase was due mainly to increases in the volume of money market assets and investments as well as an increase overall loan yields.

     Interest expense for the six month period ending June 30, 1998, was $2,903,378 compared to $2,739,595 for the prior period in 1997. The increase was due primarily to increases in the interest rate paid on total time deposits coupled with an increase in the volume of total time deposits.

     The provision decreased by $15,000 to $135,000 from $150,000 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The decreases in loan loss provision were accomplished because management of the Bank has continued to reduce the level of classified assets.

CHANGES IN FINANCIAL CONDITION

     Total assets at June 30, 1998 were $144,599,656 compared to $145,072,317 at December 31, 1997. Net loans have decreased $3,608,833. These funds have been invested in federal funds to fund future loans.

CAPITAL ADEQUACY

     Shareholder's equity totaled $16,695,025 at June 30, 1998, an increase of $710,874 over the December 31, 1997 balance of $15,984,151. The increase was a result of earnings for the six months offset by dividends paid of $266,195 and a decrease in the market value of securities that are classified available for sale.

     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At June 30, 1998, the Bank had a ratio of Tier 1 capital to risk-weighted assets of 15.2%, a ratio of total risk-based capital to risk-weighted assets of 16.5% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended June 30, 1998 of 9.0%.

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

                                       CARDINAL BANKSHARES CORPORATION


Date:   August 12, 1998                By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer