Form 10QSB
period 1998-09-30
CARDINAL BANKSHARES CORP
filed 1998-11-12
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1998
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of September 30, 1998 was 511,911.

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


   Consolidated Balance Sheets as of September 30, 1998 and
    December 31,1997........................................................3

   Consolidated Statements of Operations for the Three
     and Six Months Ended September 30, 1998 and 1997.......................4

   Consolidated Statements of Stockholders' Equity for the
    Periods Ended September 30, 1998 and 1997...............................5

   Consolidated Statements of Cash Flows for the Periods
    Ended September 30, 1998 and 1997.....................................6-7

   Notes to Consolidated Financial Statements.............................8-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................9-11



PART II.  OTHER INFORMATION................................................11


SIGNATURES.................................................................12

       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.















CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1998 and December 31, 1997
________________________________________________________________________________

                                            September 30,      December 31,
                                                1998               1997
                                            ____________       ____________
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,304,135       $  1,941,494
 Interest-bearing deposits with banks          5,099,231          5,000,000
 Federal funds sold                           10,760,000          3,825,000
 Investment securities available for sale     24,191,724         31,663,068
 Investment securities held to maturity;
  market value of $16,089,806 in 1998 and
  $13,614,488 in 1997                         15,738,217         13,430,624
 Loans, net of allowance for credit losses
  of $1,648,316 in 1998 and $1,452,126 in
  1997                                        84,158,220         85,304,739
 Premises and equipment                        2,093,233          1,687,859
 Accrued income                                1,078,389          1,093,063
 Other assets                                  1,229,475          1,126,470
                                             ___________        ___________
          Total assets                      $146,652,624       $145,072,317
                                             ___________        ___________
LIABILITIES
  Demand deposits                           $ 14,768,229       $ 12,229,167
  NOW deposits                                 8,876,281          8,923,777
  Savings deposits                            17,312,578         17,507,178
  Large denomination time deposits            12,163,058         15,120,658
  Other time deposits                         75,432,545         74,407,946
                                             ___________        ___________
         Total deposits                      128,552,691        128,188,726
Short-term debt                                        -                  -
Long-term debt                                         -                  -
Accrued interest payable                         292,001            269,032
Other liabilities                                531,502            630,408
                                             ___________        ___________
         Total liabilities                   129,376,194        129,088,166
                                             ___________        ___________
  Commitments and contingencies (Note 3)
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 511,911
   shares in 1998 and 1997                     5,119,110          5,119,110
  Surplus                                      2,925,150          2,925,150
  Retained earnings                            9,004,018          7,727,506
  Unrealized appreciation (depreciation) on
    investment securities available for sale,
    net of income taxes                          228,152            212,385
                                             ___________        ___________
       Total stockholders' equity             17,276,430         15,984,151
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $146,652,624       $145,072,317
                                             ___________        ___________

See Notes to Consolidated Financial Statements                              3
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the quarter and nine months ended September 30, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                             Nine       Nine
                                  Quarter     Quarter       Months     Months
                                   Ended       Ended        Ended      Ended
                                  Sept. 30,   Sept. 30,    Sept. 30,  Sept. 30,
                                    1998        1997         1998       1997
                                    ____        ____         ____       ____
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans       $ 2,035,113 $ 2,027,228 $ 6,058,998 $ 6,022,325
  Federal funds sold                126,767     115,529     320,749     196,914
  Taxable investment securities     492,524     517,421   1,663,411   1,616,004
  Investment securities exempt
    from federal tax                169,700     114,109     460,811     363,852
                                 __________  __________  __________  __________
     Total interest income        2,824,104   2,774,287   8,503,969   8,199,095

INTEREST EXPENSE ON DEPOSITS      1,442,340   1,451,389   4,345,718   4,190,984
                                 __________  __________  __________  __________
     Net interest income          1,381,764   1,322,898   4,158,251   4,008,111

PROVISION FOR CREDIT LOSSES          70,000     275,000     205,000     425,000
                                 __________  __________  __________  __________
     Net interest income after
       provision for credit
       losses                     1,311,764   1,047,898   3,953,251   3,583,111
OTHER INCOME:
  Service charges on deposit
    accounts                         37,662      38,331     107,651     109,838
  Other service charges and fees      9,393       6,473      21,651      19,929
  Securities gains                    7,606      (1,706)     27,189       5,102
  Other real estate owned gains           -     231,494           -     231,494
  Other income                      124,308      51,916     177,887     169,608
                                 __________  __________  __________  __________
     Total other income             178,969     326,508     334,378     535,971
OTHER EXPENSE:
  Salaries and employee benefits    470,391     455,793   1,339,294   1,200,898
  Occupancy expense                  32,798      28,245      92,690      77,777
  Equipment expense                  61,474      65,480     181,643     175,434
  Other expense                     197,470     212,475     554,299     717,158
                                 __________  __________  __________  __________
     Total other expense            762,133     761,993   2,167,926   2,171,267
                                 __________  __________  __________  __________
     Income before income taxes     728,600     612,413   2,119,703   1,947,815

Income tax expense                  193,972     185,397     576,996     550,397
                                 __________  __________  __________  __________
     Net income                 $   534,628 $   427,016 $ 1,542,707 $ 1,397,418
                                 __________  __________  __________  __________
BASIC AND DILUTED EARNINGS
 PER SHARE                      $      1.04 $      0.83 $      3.01 $      2.73
                                 __________  __________  __________  __________

See Notes to Consolidated Financial Statements                              4
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the nine months ended September 30, 1998 and September 30, 1997 (Unaudited)
________________________________________________________________________________

                                                       ACCUMULATED    TOTAL
                                                          OTHER       STOCK-
                        COMMON              RETAINED  COMPREHENSIVE   HOLDERS'
                        STOCK     SURPLUS   EARNINGS  INCOME (LOSS)   EQUITY
                      __________  _______  _________  _____________  ________


January 1, 1997       $4,655,360 $1,200,000 $ 8,585,007  $  94,552  $14,534,919
Comprehensive income
Net income                                    1,397,418               1,397,418
Net change in unrealized
 appreciation on
 investment securities
 available for sale, net
 of income taxes                                           102,928      102,928
 Total comprehensive                                                 __________
  income                                                              1,500,346
                                                                     __________
Dividends paid ($.51
 per share)                                    (237,423)               (237,423)
                       _________  _________  __________   ________   __________

September 30, 1997    $4,655,360 $1,200,000 $ 9,745,002  $ 197,480  $15,797,842
                       _________  _________  __________   ________   __________



January 1, 1998       $5,119,110 $2,925,150 $ 7,727,506  $ 212,385  $15,984,151
Comprehensive income
Net income                                    1,542,707               1,542,707
Net change in unrealized
 appreciation on
 investment securities
 available for sale, net
 of income taxes                                            15,767       15,767
Total comprehensive                                                  __________
 income                                                               1,558,474
                                                                     __________
Dividends paid ($.52
 per share)                                    (266,195)               (266,195)
                       _________  _________  __________   ________   __________

September 30, 1998    $5,119,110 $2,925,150 $ 9,004,018  $ 228,152 $ 17,276,430
                       _________  _________  __________   ________   __________






See Notes to Consolidated Financial Statements                              5
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 1998 and 1997 (Unaudited)
_______________________________________________________________________________

                                                   1998              1997
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ 1,542,707       $ 1,397,418
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization               117,463           131,949
      Accretion of discounts on securities,
       net of amortization of premiums             38,130            (7,491)
      Amortization of loan fees                   (91,438)          (75,991)
      Provision for credit losses                 205,000           425,000
      Deferred income taxes                             -           (86,000)
      Net realized gains on securities            (27,189)           (5,102)
      Net realized gains on sale of ORE                 -          (231,494)
      Deferred compensation & pension expense      49,038                 -
      Changes in assets and liabilities:
       Accrued income                              14,674            72,241
       Other assets                              (199,106)          117,219
       Accrued interest payable                    22,969            32,017
       Other liabilities                         (147,944)           55,186
                                               __________       ___________
   Net cash provided by operating activities    1,524,304         1,824,952
                                               __________       ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
   deposits in banks                              (99,231)                -
  Net (increase) decrease in federal funds
   sold                                        (6,935,000)       (8,200,000)
  Purchases of securities                     (12,216,872)       (7,806,029)
  Sale of securities                               12,125         2,075,318
  Maturities of securities                     17,381,446         8,389,634
  Net (increase) decrease in loans              1,032,957          (839,827)
  Proceeds from sale of other real estate          87,979           408,358
  Proceeds from sale of bank land                  90,000                 -
  Purchases of properties and equipment          (612,837)         (211,253)
                                               __________        __________
   Net cash used in investing activities       (1,259,433)       (6,183,799)
                                               __________        __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                         2,296,966          (551,582)
  Net increase (decrease) in time deposits     (1,933,001)        4,913,186
  Dividends paid                                 (266,195)         (237,423)
  Net decrease in short-term debt                       -          (400,000)
                                               __________        __________
   Net cash provided (used) by financing
     activities                                    97,770         3,724,181
                                               __________        __________
   Net increase (decrease) in cash and cash
    equivalents                                   362,641          (634,666)

See Notes to Consolidated Financial Statements                              6
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the nine months ended September 30, 1998 and 1997 (Unaudited)
_______________________________________________________________________________

                                                   1998              1997
                                                   ____              ____

CASH AND CASH EQUIVALENTS, BEGINNING            1,941,494         2,749,552
                                               __________        __________
CASH AND CASH EQUIVALENTS, ENDING             $ 2,304,135       $ 2,114,886
                                               __________        __________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 4,322,749       $ 4,158,967
                                               __________        __________
 Income taxes paid                            $   724,089       $   584,830
                                               __________        __________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $         -       $         -


































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

     The consolidated financial statements as of September 30, 1998 and for the periods ended September 30, 1998 and 1997 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1997, included in the Company's Annual Report for the fiscal year ended December 31, 1997.

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

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the nine months ended September 30.

                                                 1998            1997
                                                 ____            ____
      Balance at January 1                   $ 1,452,126     $ 1,002,455
      Provision charged to operations            205,000         425,000
      Loans charged off, net of recoveries        (8,810)        (35,795)
                                              __________      __________
         Balance at September 30             $ 1,648,316     $ 1,391,660

NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 1998 and 1997 is as follows:

                                                 1998             1997
                                                 ____             ____
      Commitments to extend credit           $ 4,980,531      $ 5,602,000
      Standby letters of credit                  368,600          188,000
                                              __________       __________
                                             $ 5,349,131      $ 5,790,000

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the nine month period ended September 30, 1998, the Bank earned $1,542,707, an increase of $145,289 or 10.4% over the $1,397,418 earned for the nine months ended September 30, 1997. The increase was primarily due to an increase in net interest income and a slight reduction in total other expense.

     For the quarter ended September 30, 1998, the Bank earned $534,628 in net income compared to $427,016 for the quarter ended September 30, 1997. The increase of $107,612 or 25.2% was due primarily to an increase in net interest income while maintaining other noninterest expenses.

     Interest income was $8,503,969 for the nine month period ending September 30, 1998, compared to $8,199,095 for the nine month period ending September 30, 1997. The increase was due mainly to increases in the volume of interest bearing deposits at other banks, increases in the volume of federal funds sold, and increases in the volume of investments in municipal bonds. Also contributing to the increase in interest income was an increase in the yeilds on total loans.

     Interest expense for the nine month period ending September 30, 1998, was $4,345,718 compared to $4,190,984 for the prior period in 1997. The increase was due primarily to increases in the volume and rates paid on time deposits.

CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 1998 were $146,652,624 compared to $145,072,317 at December 31, 1997. Net loans have decreased $1,146,519. These funds have been invested in federal funds to fund future loans.

CAPITAL ADEQUACY

     Shareholder's equity totaled $17,276,430 at September 30, 1998, an increase of $1,292,279 over the December 31, 1997 balance of $15,984,151. The increase was a result of earnings for the six months and an increase in the market value of securities that are classified available for sale offset by dividends paid of $266,195.

     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At September 30, 1998, the Bank had a ratio of Tier 1 capital to risk-weighted assets of 15.4%, a ratio of total risk-based capital to risk-weighted assets of 16.7% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended September 30, 1998 of 9.4%.

YEAR 2000 (Y2K) ISSUES

     Y2K refers to the potential disruption to computers lacking the ability to recognize years beyond 1999. During September 1997, management of the Bank formed a Y2K committee to identify, monitor, and control the potential risks associated with the Y2K computer problem. These risks include the inability to process loan and deposit transations such as payment and computation of interest due to a computer failure. Another risk is a possible disruption to bank operations due to the failure of equipment that relies on embedded technology such as microprocessors. Other risks include disruptions in operations of the bank's service vendors and large loan and deposit customers.

     Total estimated expenses to assess and control Y2K risks are $159,000 for the time period from September 1997 to March 2000. These expenses include the following: (1) management time involved during risk assessment and testing, (2) expenses for Y2K training conferences attended by management,
(3) expenses for seminars held by The Bank of Floyd for bank customers, (4) expenses for hardware and software upgrades, (5) and potential increases in legal expenses.

     Bank management has established a Y2K plan with the following five phases: awareness, assessment, renovation, validation and implementation. During the awareness phase, management and the board of directors became aware of the Y2K issue and potential risks. During the assessment phase, management identified all hardware, software, and environmental systems such as security systems, elevators, vaults and customer/vendor interdependencies affected by the Y2K date change. These items and systems were prioritized by assigning a significance rating of mission critical, mission necessary, mission desirable, or mission unrelated. During the renovation phase management performed necessary computer hardware and software upgrades and other system replacements. Application testing will occur during the validation phase with all mission critical applications tested by December 31, 1998. During the implementation phase, all mission critical systems will be certified as Y2K compliant and accepted by the users by March 31, 1999.

     The Y2K risks involved in a worst case scenario involve malfunctions with mission critical or mission desirable applications and systems. For example, if certain systems such as the mainframe computer were to malfunction, it would by almost impossible to operate the bank without a backup system. If certain loan and deposit processing software were to malfunction, it would be difficult to extend loans and open deposit accounts without an alternate
process.                                                                   10
     To deal with the worst case possibilities, bank management has established a Y2K contingency plan. This contingency plan includes identifying and using other vendors who are fully Y2K compliant for critical functions, and maintaining supplies necessary to perform functions manually.


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

                                       CARDINAL BANKSHARES CORPORATION


Date:   November 12, 1998              By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer

Date:   November 12, 1998              By:  s/Christopher B. Snodgrass
                                            Chief Financial Officer