Form 10KSB
period 1998-12-31
CARDINAL BANKSHARES CORP
filed 1999-03-26
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB
(Mark One)

  X    Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-----  1934 (Fee required). For the fiscal year ended December 31, 1998.
                                         or
_____ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

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

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $10.00 per share
                    ----------------------------------------
                                  Title of Class

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes  X     No_____
   -----

     Check if there is no disclosure of delinquent filers in response to
Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $11,758,000

     The aggregate market value of the voting stock as of March 15, 1998, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $22,465,000.

     511,911 shares of the Issuer's common stock were issued and outstanding as of March 15, 1999.

     Transitional Small Business Disclosure Format.  (Check one):
         Yes_____  No   X
                      -----

                       DOCUMENTS INCORPORATED BY REFERENCE
The annual report to security holders for fiscal year ended December 31, 1998 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and Part III,
Item 13. The issuer's Proxy Statement dated March 24, 1999 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, and 12.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

    (B)  DESCRIPTION OF THE BUSINESS

    The principal business of the Company and Bank is to provide comprehensive individual and corporate banking services through its main office in Floyd, Virginia, and its branch in Hillsville, Roanoke and Willis, Virginia. Effective April 6, 1994, the Bank acquired a 7-1/2% interest in Virginia Title Center, LLC (a title insurance company) through its acquisition by FBC, Inc. (a wholly owned subsidiary of the Bank). FBC, Inc. has no significant assets or operations other than its interest in Virginia Title Center, LLC.

    (1)  SERVICES

    The Bank is a full service retail commercial bank offering a wide range of services, including demand and time deposits as well as installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies.

    (2)  COMPETITIVE CONDITIONS

    The banking business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 1998, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The competing institution is not locally owned.

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

    The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $1,750,000. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to customers who are motel and bed-and-breakfast owners and operators. Total loans and loan commitments to this industrial group amounted to approximately $8,900,000 and $6,400,000 at December 31, 1998 and 1997,
    respectively.

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

    (7)  EMPLOYEES

    The Bank had 20 officers, 32 full-time employees and seven part-time employees as of December 31, 1998. Employee relations have been good.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

    The present headquarters of the Company consists of a three-story brick building, with approximately 21,200 square feet of floor space located at 101 Jacksonville Circle, Floyd, Virginia. The Bank also operates branch offices in Hillsville and Roanoke, Virginia. All facilities are owned by the Bank and each has drive-up facilities. The Bank's Willis, Virginia office operates from a leased facility.

    The Bank also owns a three-story brick building adjacent to its main office which serves primarily as community meeting rooms and off-site data backup storage.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    Neither the Company nor the Bank or its subsidiary are a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank or its subsidiary.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

    (A) Beginning in 1997, the Company's stock was listed on the NASDAQ Bulletin Board under the symbol CDBK. Prior to 1997, no active public market existed for the common stock of the Bank. Transfers of the common stock occurred from time to time, but management had no direct access to the prices realized in those trades. Based on information available to the Bank concerning such trading, the following table shows the trading ranges of the Common Stock for the previous five years. The table has been adjusted for the effects of a four for one stock split in 1995 and a 10% stock dividend in 1997.

                Year               High              Low
                ----              ------            ------
                1998              $57.00            $48.25
                1997              $47.00            $44.00
                1996              $44.00            $35.45
                1995              $35.45            $21.59
                1994              $21.59            $20.45

    (B) The approximate number of holders of the Bank's 511,911 Common Stock Securities as of December 31, 1998, is 721.

    (C) Dividends paid for 1998 were $1.06 and 1997 were $1.00 per share (adjusted for the effects of a four for one stock split in 1995 and a 10% stock dividend in 1997) owned. The Company's ability to declare and pay dividends in the future will be dependent upon its consolidated income and fiscal condition, tax considerations, and general business condition. Subject to these considerations, dividends may be declared only in the discretion of the Board of Directors. The Company presently expects that dividends will continue to be paid in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

    The information required under this item is incorporated by reference to the Company's Annual Report to Stockholders, Exhibit 13.1, pages 24-42 and inside front cover.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

    The following consolidated financial statements of the registrant and the independent Auditor's Report set forth on pages 2 through 23 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference:

    (1)  Independent Auditor's Report

    (2)  Consolidated Balance Sheets as of December 31, 1998 and 1997

    (3) Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

    (4) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

    (5) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

    (6)  Notes to Consolidated Financial Statements


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

    NONE

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

    The Executive Officer of the Company as of December 31, 1998 is listed on page 3 of the Company's Proxy statement dated March 24, 1999 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption "Election of Directors" on page 2 of The Company's Proxy statement dated March 24, 1999, which information is incorporated herein by reference.

    The disclosure required by item 405 of regulation S-K is set out under the caption "Beneficial Ownership Reporting Compliance" section 16(a) on page 5 of the Company's Proxy Statement dated March 24, 1999, which information is incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

    The information set forth under "Executive Compensation" and "Directors Meetings, Committees and Fees" on page 4 of the Company's Proxy Statement dated March 24, 1999 is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    The information set forth under "Ownership of Common Stock" on pages 3, 4 and 5 of the Company's Proxy Statement dated March 24, 1999 is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The information contained under "Certain Transactions" on page 5 of the Company's Proxy Statement dated March 24, 1999 is incorporated herein by reference.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

    (a) The following documents are filed as part of the report:

                                            1998 Annual Report
                                         To Stockholders Pages(s)*
                                         -------------------------

    1.  Financial Statements:
        --------------------
        Independent Auditors' Report                 2

        Consolidated Balance Sheets
        December 31, 1998 and 1997                   3

        Consolidated Statements of Income
        Years ended December 31, 1998,
        1997, and 1996                               4

        Consolidated Statements of Stock-
        holders' Equity-Years ended
        December 31, 1998, 1997, and 1996            5

        Consolidated Statements of Cash
        Flows-Years ended December 31,
        1998, 1997, and 1996                         6

        Notes to Consolidated Financial
        Statements                                 7 - 23

* Incorporated by reference from the indicated pages of the 1998 Annual Report to Stockholders

-----------------------------------------------------

    2.  Financial Statement Schedules:
        -----------------------------

        All schedules are omitted as the
        required information is inapplicable
        or the information is presented in
        the Consolidated Financial Statements
        or related notes.

    3.  Exhibits
        --------

        The exhibits filed as part of this
        report and exhibits incorporated
        herein by reference to other
        documents are listed in the Index
        to Exhibits to this Annual Report
        on Form 10-KSB.

        REPORTS ON FORM 8-K
        -------------------

        None.

        EXHIBITS
        --------

        See Item 13(a)3 above.

        FINANCIAL STATEMENT SCHEDULES
        -----------------------------

        See Item 13(a)2 above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CARDINAL BANKSHARES CORPORATION

Date:  March 22, 1999                   By: /s/ Ronald Leon Moore
                                            --------------------
                                            Ronald Leon Moore
                                            President and CEO


In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                   Date
       ---------                       -----                   ----
                            Director, President and
                            Chief Executive Officer
                            (principal financial and
/s/ Ronald Leon Moore          accounting officer).           3/22/99
---------------------
Ronald Leon Moore

/s/ K. Venson Bolt                   Director                 3/22/99
------------------
K. Venson Bolt

/s/ J. H. Conduff                    Director                 3/22/99
-----------------
J. H. Conduff

/s/ W. R. Gardner,                   Director                 3/22/99
----------------------
W. R. Gardner, Jr.

/s/ C. W. Harman                     Director                 3/22/99
----------------
C. W. Harman

/s/ Kevin D. Mitchell                Director                 3/22/99
---------------------
Kevin D. Mitchell

/s/ Dorsey H. Thompson               Director                 3/22/99
----------------------
Dorsey H. Thompson

                                INDEX TO EXHIBITS


                                                           PAGE NO. IN
EXHIBIT NO.               DESCRIPTION                   SEQUENTIAL SYSTEM
-----------               -----------                   -----------------
   13.1             1998 Annual Report to Stock-
                    holders (Such Report, except
                    to the extent incorporated
                    herein by reference, is being
                    furnished for the information
                    of the Commission only and is
                    not deemed to be filed as part
                    of this Report on Form 10-KSB).              ---

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