Form 10QSB
period 1999-03-31
CARDINAL BANKSHARES CORP
filed 1999-05-14
CIK 1022759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


 (Mark One)
X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
------
of 1934 for the quarterly period ended March 31, 1999.

Or
 _____Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
__________________.



                          Commission File No. 33-69326

                         CARDINAL BANKSHARES CORPORATION
           (Exact name of the registrant as specified in its charter)


                Virginia                            54-1804471
        (State of Incorporation)       (I.R.S. Employer Identification No.)

         101 Jacksonville Circle (P. O. Box 215), Floyd, Virginia 24091

                    (Address of principal executive offices)

                                 (540) 745-4191
                (Issuer's telephone number, including area code)
            -----------------------------------------------------------------
    (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

511,911 shares of common stock, $10.00 par value per share (the "Common Stock"), issued and outstanding as of May 10, 1999.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ----    ----
There are no Exhibits

                               CNB Holdings, Inc.
                                   Form 10-QSB

                                      INDEX
-------------------------------------------------------------------------------

PART 1.    FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of Cardinal Bankshares Corporation (the "Company") are set forth in the following pages.


Consolidated Balance Sheets as of March 31, 1999 and
  December 31, 1998 ...........................................................3

Consolidated Statements of Operations for the Three Months
   Ended March 31, 1999 and 1998...............................................4

Consolidated Statements of Stockholders' Equity for the
  Three Months Ended March 31, 1999 and the Year
  Ended December 31, 1998......................................................5

Consolidated Statements of Cash Flows for the Three Months
  Ended  March 31, 1999 and 1998...............................................6

Notes to Consolidated Financial Statements.....................................7


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.................................................8

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings......................................................9

Item 2. Changes in Securities..................................................9

Item 3. Defaults Upon Senior Securities........................................9

Item 4. Submission of Matters to a Vote of Security Holders................... 9

Item 5. Other Information......................................................9

Item 6. Exhibits and Reports on Form 8-K...................................... 9

SIGNATURES....................................................................10

 All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

--------------------------------------------------------------------------------
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------




                                                       MARCH 31,    DECEMBER 31,
                                                         1999           1998
                                                        ------        --------

ASSETS
  Cash and due from banks                            $  2,382,697   $  2,985,331
  Interest - bearing deposits with banks                5,220,148      7,100,000
  Federal funds sold                                   11,500,000     11,825,000
  Investment securities available for sale             27,727,358     25,981,443
  Investment securities held to maturity               17,342,618     15,347,979
  Loans, net of allowance for loan losses
    of $1,696,639 in 1999 and $1,668,201 in 1998       83,105,396     85,809,506
  Property and equipment, net                           2,345,729      2,173,693
  Accrued income                                        1,067,695        984,457
  Other assets                                          1,353,522      1,202,294
                                                     ------------   ------------
        Total assets                                 $152,045,163   $153,409,703
                                                     ============   ============


LIABILITIES
  Demand deposits                                    $ 14,756,313   $ 15,553,868
  Interest-bearing demand deposits                     10,158,473      9,991,178
  Savings deposits                                     14,169,590     18,476,177
  Large denomination time deposits                     18,152,311     15,666,927
  Other time deposits                                  76,125,523     75,522,910
                                                     ------------   ------------
        Total deposits                                133,362,210    135,211,060

  Federal funds purchased                                      --             --
  Other borrowed funds                                         --             --
  Accrued interest payable                                279,654        240,709
  Other liabilities                                       662,916        636,809
                                                     ------------   ------------
        Total liabilities                             134,304,780    136,088,578
                                                     ------------   ------------

  Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common stock, $10 par value; 5,000,000 shares
    authorized; 511,911 shares outstanding
    in 1999 and 1998, respectively                      5,119,110      5,119,110
  Surplus                                               2,925,150      2,925,150
  Retained earnings                                     9,631,630      9,123,733
  Unrealized depreciation on investment
    securities available for sale                          64,493        153,132
                                                     ------------   ------------
        Total stockholders' equity                     17,740,383     17,321,125
                                                     ------------   ------------
        Total liabilities and stockholders' equity   $152,045,163   $153,409,703
                                                     ============   ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              -------------------------
                                                                  1999           1998
                                                              ----------     ----------
INTEREST INCOME:
    Loans and fees on loans                                   $1,985,677   $2,040,553
    Federal funds sold                                           121,941       82,053
    Taxable investment securities                                707,952      597,618
    Investment securities exempt from federal tax                 13,868      140,214
                                                              ----------   ----------
        Total interest income                                  2,829,438    2,860,438
                                                              ----------   ----------

INTEREST EXPENSE:
  Deposits                                                     1,417,749    1,459,306
  Federal funds purchased                                             --           --
  Other borrowed funds                                                --           --
        Total interest expense                                 1,417,749    1,459,306
                                                              ----------   ----------
        Net interest income                                    1,411,689    1,401,132

PROVISION FOR LOAN LOSSES                                         30,000       75,000
        Net interest income after provision for loan losses    1,381,689    1,326,132
                                                              ----------   ----------

NON INTEREST INCOME:
    Service charges on deposit accounts                           38,627       33,040
    Net realized gains on sales of securities                         --           --
    Other income                                                  44,558       54,676
                                                              ----------   ----------
        Total non interest income                                 83,185       87,716
                                                              ----------   ----------

NON INTEREST EXPENSE:
    Salaries and employee benefits                               466,387      424,870
    Occupancy expense                                             37,946       30,687
    Equipment expense                                             58,038       55,198
    Other expense                                                215,937      173,228
                                                              ----------   ----------
        Total non interest expense                               778,308      683,983
                                                              ----------   ----------
        Income before income taxes                               686,566      729,865
    Income tax expense                                           185,395      204,926
                                                              ----------   ----------

        Net Income (loss)                                     $  507,897   $  524,939
                                                              ==========   ==========

BASIC EARNINGS PER SHARE                                      $      .99   $     1.03
                                                              ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                              511,911      511,911
                                                              ==========   ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1998 AND THE THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------


                                                                                               ACCUMULATED
                                              COMMON STOCK                        RETAINED       OTHER
                                              ------------                        EARNINGS     COMPREHENSIVE
                                           SHARES      AMOUNT      SURPLUS       (DEFICIT)      INCOME (LOSS)        TOTAL
                                           ------      ------      -------       ---------      -------------        -----

DECEMBER 31, 1997                       511,911    $  5,119,110   $  2,925,150   $  7,727,506    $    212,385    $ 15,984,151
                                   ------------    ------------   ------------   ------------    ------------    ------------

COMPREHENSIVE INCOME
Net income                                   --              --             --      1,938,852              --       1,938,852
Net change in unrealized
  depreciation on investment
  securities available for sale,             --              --             --             --          10,910          10,910
    net of taxes of $ (30,525)               --              --             --             --         (31,938)        (31,938)
Reclassification adjustment                  --              --             --             --         (27,315)        (27,315)
                                                                                                                 ------------
TOTAL COMPREHENSIVE INCOME                                                                                          1,879,599

Dividends paid
  ($1.06 per share)                          --              --             --       (542,625)             --        (542,625)
Common stock purchased                   (2,500)             --             --        (11,000)             --         (13,500)
Common stock reissued                     2,500              --             --         11,000              --          13,500
                                   ------------    ------------   ------------   ------------    ------------    ------------

DECEMBER 31, 1998                       511,911    $  5,119,110   $  2,925,150   $  9,123,733    $    153,132    $ 17,321,125

COMPREHENSIVE INCOME
Net income                                   --              --             --        507,897              --         507,897
Net change in unrealized
  depreciation on investment
  securities available for sale              --              --             --             --         (88,639)        (88,639)
                                                                                                                 ------------

TOTAL COMPREHENSIVE INCOME                                                                                            419,258
                                   ------------    ------------   ------------   ------------    ------------    ------------
MARCH 31, 1999                          511,911    $  5,119,110   $  2,925,150   $  9,631,630    $     64,493    $ 17,740,383
                                   ============    ============   ============   ============    ============    ============





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 --------------------------------
                                                                       1999               1998
                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $    507,897    $    524,939
  Adjustments to reconcile net income (loss)
   to net cash used by operations:
        Depreciation and amortization                                   38,895          34,833
        Accretion of discount on securities, net                         8,684          (2,418)
        Amortization of loan fees                                      (11,792)        (24,811)
        Provision for loan losses                                       30,000          75,000
        Deferred income taxes                                                -          (3,357)
        Net realized gains on securities                                     -         (11,809)
        Deferred compensation and pension expense                       21,805          16,346
        Changes in assets and liabilities:
          Accrued income                                               (83,238)         77,113
          Other assets                                                (151,228)         12,505
          Accrued interest payable                                      38,945          12,096
          Other liabilities                                              4,302          35,967
                                                                  ------------    ------------
           Net cash flows from operating activities                    404,270         762,404
                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold                        325,000      (6,175,000)
  Purchases of investment securities                               (10,450,997)     (4,333,424)
  Net decrease in  interest - bearing deposits                       1,879,852               -
  Maturity of investment securities                                  6,613,120       5,526,262
  Net (increase) decrease in loans                                   2,685,902       4,438,382
  Purchases of property and equipment                                 (210,931)       (265,762)
                                                                  ------------    ------------
           Net cash provided by (used in) investing activities         841,946        (799,542)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW, and savings deposits      (4,936,847)      1,125,853
  Net increase (decrease) in time deposits                           3,087,997        (789,604)
  Net increase (decrease) in federal funds purchased                         -               -
                                                                  ------------    ------------
           Net cash provided by (used in) financing activities      (1,848,850)        336,249
                                                                  ------------    ------------

           Net increase (decrease) in cash and cash equivalents       (602,634)        299,110

CASH AND CASH EQUIVALENTS, BEGINNING                                 2,985,331       1,941,494
                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, ENDING                                 $  2,382,697    $  2,240,604
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                   $  1,378,804    $  1,431,210
                                                                  ============    ============
  Income taxes paid                                               $    185,395    $    168,069
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Other real estate acquired in settlement of loans               $          -    $          -
                                                                  ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cardinal Bankshares Corporation (the Company) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of The Bank of Floyd (the
Bank). The Bank was acquired by the Company on June 30, 1996.

The Bank of Floyd and its wholly owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. The Bank serves the counties of Floyd, Carroll, Montgomery and Roanoke, Virginia and the City of Roanoke, Virginia, through four banking offices. FBC, Inc.'s assets and operations consist primarily of annuity sales and a minority interest in a title insurance company.

The accounting and reporting policies of the Company, the Bank and FBC, Inc. follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

BASIS OF PRESENTATION

The consolidated financial statements as of March 31, 1999 and for the periods ended March 31, 1999 and 1998 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1998, included in the Company's Annual Report for the fiscal year ended December 31, 1998.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

ALLOWANCES FOR CREDIT LOSSES

 The following is an analysis of the allowance for credit losses for the three months ended March 31.

                                                         1999           1998
                                                  ---------------  -------------

Balance at January 1                              $   1,668,201    $   1,452,126
Provision charged to operations                          30,000           75,000
Loans charged off, net of recoveries                     (1,562)               -
                                                  --------------   -------------
        Balance at March 31                       $   1,696,639    $   1,527,126
                                                  =============    =============

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 1999 and 1998 is as follows:

                                                         1999           1998
                                                     -------------  ------------

Commitments to extend credit                       $   7,097,000   $   7,348,000
Standby letters of credit                                132,000         307,000
                                                     ------------   -----------
                                                   $   7,229,000   $   7,655,000
                                                    =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the quarter ended March 31, 1999, the Bank earned $507,897 in net income compared to $524,939 for the quarter ended March 31, 1998. The decrease of $17,042 was due primarily to a decrease in net interest income.

Interest income was $2,829,438 for the quarter ended March 31, 1999, compared to $2,860,438 for the same period of 1998. The quarterly decrease was due mainly to a decrease of $1.8 million in average earning assets for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998.

Interest expense for the quarter ended March 31, 1999 was $1,417,749, down $41,557 from $1,459,306 for the quarter ended March 31, 1998. The decrease was due primarily to a decrease in interest bearing deposits when compared to the quarter ended March 31, 1998.

The provision for credit losses was $30,000 for the quarter ended March 31, 1999 and $75,000 for the quarter ended March 31, 1998. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

Total assets at March 31, 1999 were $152,045,163 compared to $153,409,703 at December 31, 1998. Net loans have decreased by $2.5 million.

CAPITAL ADEQUACY

Shareholder's equity amounted to $17,740,383 at March 31, 1999, an increase of $419,258 over the December 31, 1998 balance of $17,321,125. The increase was a result of the earnings for the three months offset by a decrease in the market value of securities that are classified as available for sale.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At March 31, 1999 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 14.51%, a ratio of total risk-based capital to risk-weighted assets of 15.76% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended March 31, 1999 of 8.61%.

--------------------------------------------------------------------------------
OTHER INFORMATION

--------------------------------------------------------------------------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on April 28, 1999, the shareholders of the Company voted upon the following matters with the following results:

    (1) The election of the following persons as directors of the Company to serve until the next annual meeting following their election and therefore until their successors have been elected and have qualified:

        Name                         Votes for                   Votes withheld

    K. Venson Bolt                   393,586                         714
    Joseph H. Conduff                383,836                         714
    William R. Gardner, Jr.          393,586                         714
    C. W. Harman                     393,586                         714
    Kevin D. Mitchell                393,586                         714
    Ronald Leon Moore                393,586                         714
    Dorsey H. Thompson               393,586                         714


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

                               CARDINAL BANKSHARES CORPORATION


                                ----------------------------------------
Date:   May 12, 1999        By: Ronald Leon Moore
                                President, Chief Executive Officer, and
                                Principal Financial Officer