Form 10QSB
period 1999-06-30
CARDINAL BANKSHARES CORP
filed 1999-08-16
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1999
                                       or
_____Transition Report under Section 13 or 15 (d) of the Securities
     Exchange Act of 1934
     For the transition period from__________________ to __________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of June 30, 1999 was 511,771.

       Transitional Small Business Disclosure Format (check one):Yes No X
                                  Page 1 of 14.
                CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

--------------------------------------------------------------------------------

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

   The consolidated financial statements of Cardinal Bankshares Corporation (the "Company") are set forth in the following pages.


   Consolidated Balance Sheets as of June 30, 1999 and
    December 31,1998........................................................3

   Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 1999 and 1998............................4

   Consolidated Statements of Stockholders' Equity for the
    Periods Ended June 30, 1999 and 1998....................................5

   Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 1999 and 1998..........................................6-7

   Notes to Consolidated Financial Statements.............................8-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................9-10



PART II.  OTHER INFORMATION.............................................10-11




       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------

                                               June 30,         December 31,
                                                1999               1998
                                            ------------       ------------
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $    798,522       $  2,985,331
                                            ------------       ------------
 Interest-bearing deposits with banks          5,669,816          7,100,000
 Federal funds sold                           10,825,000         11,825,000
 Investment securities available for sale     29,553,913         25,981,443
 Investment securities held to maturity       17,035,910         15,347,979
 Loans, net of allowance for credit losses
  of $1,629,663 in 1999 and $1,668,201 in
  1998                                        83,358,012         85,809,506
 Property and equipment, net                   2,480,215          2,173,693
 Accrued income                                1,045,775            984,457
 Other assets                                  1,656,260          1,202,294
                                            ------------       ------------
          Total assets                      $152,423,423       $153,409,703
                                            ------------       ------------
LIABILITIES
  Demand deposits                           $ 19,185,525       $ 15,553,868
  Interest-bearing deposits                    9,697,461          9,991,178
  Savings deposits                            18,334,438         18,476,177
  Large denomination time deposits            15,786,512         15,666,927
  Other time deposits                         71,339,718         75,522,910
                                            ------------       ------------
         Total deposits                      134,343,657        135,211,060
Federal funds purchased                                0                  0
Other borrowed funds                                   0                  0
Accrued interest payable                         263,688            240,709
Other liabilities                                439,824            636,809
                                            ------------       ------------
         Total liabilities                   135,047,169       136,088,578
                                            ------------       ------------
  Commitments and contingencies (Note 3)
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 511,771
   shares in 1999 and 511,911 in 1998          5,117,710          5,119,110
  Surplus                                      2,919,270          2,925,150
  Retained earnings                            9,791,990          9,123,733
  Unrealized appreciation (depreciation) on
    investment securities available for sale    (452,716)           153,132
                                            ------------       ------------
       Total stockholders' equity             17,376,254         17,321,125
                                            ------------       ------------
       Total liabilities and stockholders'
       equity                               $152,423,423       $153,409,703
                                            ------------       ------------

See Notes to Consolidated Financial Statements                            3

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the quarter and six months ended June 30, 1999 and 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                             Six        Six
                                  Quarter     Quarter       Months     Months
                                   Ended       Ended        Ended      Ended
                                  June 30,    June 30,     June 30,   June 30,
                                    1999        1998         1999       1998
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans       $ 1,866,961 $ 1,983,332 $ 3,852,638 $ 4,023,885
  Federal funds sold                112,402     111,929     234,343     193,982
  Taxable investment securities     707,008     573,269   1,414,960   1,170,887
  Investment securities exempt
    from federal tax                 13,401     150,897      27,269     291,111
                                ----------- ----------- ----------- -----------
     Total interest income        2,699,772   2,819,427   5,529,210   5,679,865
INTEREST EXPENSE ON DEPOSITS:
  Deposits                        1,397,748   1,444,072   2,815,497   2,903,378
  Federal funds purchased                 0           0           0           0
  Other borrowed funds                    0           0           0           0
                                ----------- ----------- ----------- -----------
  Total interest expense          1,397,748   1,444,072   2,815,497   2,903,378
                                ----------- ----------- ----------- -----------
     Net interest income          1,302,024   1,375,355   2,713,713   2,766,487
PROVISION FOR CREDIT LOSSES          26,721      60,000      56,721     135,000
                                ----------- ----------- ----------- -----------
     Net interest income after
       provision for loan loss    1,275,303   1,315,355   2,656,992   2,641,487
NON INTEREST INCOME:
  Service charges on deposit
    accounts                         46,931      36,949      83,558      69,989
  Net realized gains on sales of
    Securities                            0       7,774           0      19,583
  Other income                       43,403      22,970      89,961      65,837
                                ----------- ----------- ----------- -----------
     Total non interest income       90,334      67,693     173,519     155,409
NON INTEREST EXPENSE:
  Salaries and employee benefits    566,903     444,083   1,033,290     868,903
  Occupancy expense                  33,834      29,205      71,780      59,892
  Equipment expense                  67,652      64,971     125,690     120,169
  Other expense                     132,691     183,601     348,628     356,829
                                ----------- ----------- ----------- -----------
     Total non interest expense     801,080     721,810   1,579,388   1,405,793
     Income before income taxes     564,557     661,238   1,251,123   1,391,103
                                ----------- ----------- ----------- -----------
Income tax expense                  126,158     178,098     311,553     383,024
                                ----------- ----------- ----------- -----------
     Net income                 $   431,673 $   483,140 $   939,570 $ 1,008,079
BASIC EARNINGS PER SHARE        $      0.84 $      0.94 $      1.84 $      1.97

See Notes to Consolidated Financial Statements

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the six months ended June 30, 1999 and June 30, 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                        ACCUMULATED   TOTAL
                                                           OTHER      STOCK-
                        COMMON              RETAINED   COMPREHENSIVE  HOLDERS'
                        STOCK     SURPLUS   EARNINGS    INCOME(LOSS)  EQUITY
                      ---------- ---------- -----------  ---------  -----------
January 1, 1998       $5,119,110 $2,925,150 $ 7,727,506  $ 212,385  $15,984,151
Net income                                    1,938,852               1,938,852
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                           (31,938)     (31,938)
Reclassification adjustment                                (27,315)     (27,315)
                                                                     ----------
                                                                      1,879,599
Dividends paid
  ($1.06 per share)                            (542,625)               (542,625)
Common stock purchased                          (11,000)                (11,000)
Common stock reissued                            11,000                  11,000
                      ---------- ---------- -----------  ---------  -----------
December 31, 1998     $5,119,110 $2,925,150 $ 9,123,733  $ 153,132  $17,321,125
                      ---------- ---------- -----------  ---------  -----------


Net income                                      939,570                 939,570
Net change in unrealized
 Depreciation on investment
 Securities available for
 Sale                                                     (605,848)    (605,848)
                      ---------- ---------- -----------  ---------  -----------
Total Comprehensive Income                      939,570   (605,848)     333,722

Dividends paid ($.53 per share)                (271,313)               (271,313)
Common stock purchased                          (15,600)                (15,600)
Common stock reissued                             8,320                   8,320
                      ---------- ---------- -----------  ---------  -----------

June 30, 1999         $5,117,710 $2,919,270 $ 9,791,990  $(452,716)$ 17,376,254
                      ---------- ---------- -----------  ---------  -----------



See Notes to Consolidated Financial Statements

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

           Six Months Ended June 30,
                                                       1999                      1998
                                                -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   939,570               $ 1,008,079
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization                  80,790                    71,513
      Accretion of discounts on securities          (16,927)                   16,724
      Amortization of loan fees                     (11,792)                  (51,216)
      Provision for loan losses                      56,721                   135,000
      Deferred income taxes                               0                         0
      Net realized gains on securities                    0                   (19,583)
      Deferred compensation & pension expense        43,610                    32,692
      Changes in assets and liabilities:
       Accrued income                               (61,318)                  (52,740)
       Other assets                                (453,960)                 (208,521)
       Accrued interest payable                      22,979                     6,297
       Other liabilities                            (76,508)                  236,567
                                                -----------               -----------
   Net cash provided by operating activities        671,175                 1,174,812
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in federal funds sold            1,000,000                (4,345,797)
  Purchases of investment securities            (18,774,545)               (7,457,125)
  Sale of investment securities                           0                    12,125
  Net decrease in int-bearing deposits            1,430,184                         0
  Maturity of investment securities               6,615,120                 9,799,762
  Net decrease in loans                           2,406,505                 3,525,049
  Proceeds from sale of other real estate                 0                    51,772
  Purchases of properties and equipment            (387,312)                 (449,169)
                                                -----------               -----------
   Net cash (used) in investing activities       (1,711,988)                1,136,617
                                                -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                           3,196,204                   834,409
  Net (decrease) in time deposits                (4,063,607)               (2,293,500)
  Dividends paid                                   (271,313)                 (266,195)
  Net (decrease) fed funds purchased                 (7,280)                        0
                                                -----------               -----------
   Net cash used in financing activities         (1,145,996)               (1,725,286)
                                                -----------               -----------
   Net decrease in cash & cash equivalents       (2,186,809)                  586,143

CASH AND CASH EQUIVALENTS, BEGINNING              2,985,331                 1,941,494
                                                -----------               -----------
CASH AND CASH EQUIVALENTS, ENDING               $   798,522               $ 2,527,637
                                                -----------               -----------

See Notes to Consolidated Financial Statements

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the six months ended June 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                   1999              1998
                                              -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 2,792,518       $ 2,897,081
                                              -----------       -----------
 Income taxes paid                            $   185,395       $   398,309
                                              -----------       -----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $         -       $         -














See Notes to Consolidated Financial Statements

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
ITEM 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

NOTE 1.    BASIS OF PRESENTATION:

     Cardinal Bankshares Corporation (the Company) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of The Bank of Floyd (the Bank). The Bank was acquired by the Company on July 1, 1996 and used the pooling of interests accounting method.

     The consolidated financial statements as of June 30, 1999 and for the periods ended June 30, 1999 and 1998 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1998, included in the Company's Annual Report for the fiscal year ended December 31, 1998.

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

     All significant intercompany accounts and transactions have been elimi nated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the six months ended June 30.

                                                 1999            1998
                                             -----------     -----------
      Balance at January 1                   $ 1,668,201     $ 1,452,126
      Provision charged to operations             56,721         135,000
      Loans charged off, net of recoveries       (95,259)          1,572
                                             -----------     -----------
         Balance at June 30                  $ 1,629,663     $ 1,588,698

NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 1999 and 1998 is as follows:

                                                 1999             1998
                                             -----------      -----------
      Commitments to extend credit           $ 4,297,274      $ 4,352,232
      Standby letters of credit                  131,600          250,000
                                             -----------      -----------
                                             $ 4,428,874      $ 4,602,232

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended June 30, 1999, the Bank earned $431,673 in net income compared to $483,140 for the quarter ended June 30, 1998. The decrease of $51,467 was due primarily to a decrease in net interest income.

     Interest income was $2,699,772 for the quarter ended June 30, 1999, compared to $2,819,427 for the same period of 1998. The quarterly decrease was due mainly to a decrease in yields on average earning assets.

     Interest expense for the quarter ended June 30, 1999 was $1,275,302, down $40,052 from $1,315,355 for the quarter ended June 30, 1998. The decrease was due to a decrease in interest bearing deposits and lower interest rates when compared to the quarter ended June 30, 1998.

     The provision for credit losses was $26,721 for the quarter ended June 30, 1999 and $60,000 for the quarter ended June 30, 1998. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at June 30, 1999 were $152,423,423 compared to $153,409,703 at December 31, 1998. Net loans have decreased by $2.4 million.

CAPITAL ADEQUACY

     Shareholder's equity amounted to $17,376,254 at June 30, 1999, an increase of $55,129 over the December 31, 1998 balance of $17,321,125. The increase was a result of the earnings for the six months offset by a decrease in the market value of securities that are classified as available for sale and the payment of $271,313 in dividends.

     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At June 30, 1999 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 14.66%, a ratio of total risk-based capital to risk-weighted assets of 15.91% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended June 30, 1999 of 8.84%.

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

                                       CARDINAL BANKSHARES CORPORATION


Date:   August 12, 1999                By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer