Form 10QSB
period 1999-09-30
CARDINAL BANKSHARES CORP
filed 1999-11-15
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1999
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of September 30, 1999 was 511,771.

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


   Consolidated Balance Sheets as of September 30, 1999 and
    December 31,1998........................................................3

   Consolidated Statements of Operations for the Three
     and Nine Months Ended September 30, 1999 and 1998......................4

   Consolidated Statements of Stockholders' Equity for the
    Periods Ended September 30, 1999 and 1998...............................5

   Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 1999 and 1998.....................................6-7

   Notes to Consolidated Financial Statements.............................8-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................9-10


PART II.  OTHER INFORMATION.............................................10-11


       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1999 and December 31, 1998
________________________________________________________________________________

                                            September 30,    December 31,
                                                1999               1998
                                            ____________       ____________
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,603,846       $  2,985,331
 Interest-bearing deposits with banks          1,038,959             7,100,000
 Federal funds sold                            7,210,000         11,825,000
 Investment securities available for sale     32,813,437         25,981,443
 Investment securities held to maturity       17,727,932         15,347,979
 Loans, net of allowance for credit losses
  of $1,625,857 in 1999 and $1,648,316 in
  1998                                        85,439,297         85,809,506
 Property and equipment, net                   2,442,281          2,173,693
 Accrued income                                1,097,992            984,457
 Other assets                                  2,266,018          1,202,294
                                             ___________        ___________
          Total assets                      $152,639,762       $153,409,703
                                             ___________        ___________
LIABILITIES
  Demand deposits                           $ 16,131,229       $ 15,553,868
  Interest-bearing deposits                   10,190,700          9,991,178
  Savings deposits                            20,233,007         18,476,177
  Large denomination time deposits            15,704,270         15,666,927
  Other time deposits                         71,841,866         75,522,910
                                             ___________        ___________
         Total deposits                      134,101,072        135,211,060
Federal funds purchased                                0                  0
Other borrowed funds                                   0                  0
Accrued interest payable                         267,616            240,709
Other liabilities                                579,976            636,809
                                             ___________        ___________
         Total liabilities                   134,948,664        136,088,578
                                             ___________        ___________
  Commitments and contingencies (Note 3)
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 511,771
   shares in 1999 and 511,911 in 1998          5,117,830          5,119,110
  Surplus                                      2,925,070          2,925,150
  Retained earnings                           10,275,751          9,123,733
  Unrealized appreciation (depreciation) on
    investment securities available for sale    (621,553)           153,132
                                             ___________        ___________
       Total stockholders' equity             17,691,098         17,321,125
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $152,639,762       $153,409,703
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            3

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Quarter and Nine Months ended September 30, 1999 and 1999 (Unaudited)
________________________________________________________________________________

                                                            Nine       Nine
                                  Quarter     Quarter       Months     Months
                                   Ended       Ended        Ended      Ended
                                  Sept 30,    Sept 30,     Sept 30,   Sept 30,
                                    1999        1998         1999       1998
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans       $ 1,878,711 $ 2,019,731 $ 5,731,348 $ 6,012,184
  Federal funds sold                128,570     126,766     362,913     320,749
  Taxable investment securities     706,568     662,224   2,112,539   2,116,448
  Investment securities exempt
    from federal tax                 12,850      15,384      44,340      46,732
                                 __________  __________  __________  __________
     Total interest income        2,726,699   2,824,105   8,251,140   8,496,113
INTEREST EXPENSE ON DEPOSITS:
  Deposits                        1,386,150   1,451,341   4,201,647   4,354,720
  Federal funds purchased                 0           0           0           0
  Other borrowed funds                    0           0           0           0
                                 __________  __________  __________  __________
  Total interest expense          1,386,150   1,451,341   4,201,647   4,354,720
                                 __________  __________  __________  __________
     Net interest income          1,340,549   1,372,764   4,049,493   4,141,393
PROVISION FOR CREDIT LOSSES          40,000      70,000      96,721     205,000
                                 __________  __________  __________  __________
     Net interest income after
       provision for loan loss    1,300,549   1,302,764   3,952,772   3,936,393
NON INTEREST INCOME:
  Service charges on deposit
    accounts                         45,857      33,678     129,415      95,967
  Net realized gains on sales of
    Securities                            0       7,607       4,768      34,964
  Other income                      118,183     141,426     208,144     233,192
                                 __________  __________  __________  __________
     Total non interest income      164,040     182,711     342,327     354,123
NON INTEREST EXPENSE:
  Salaries and employee benefits    486,965     470,392   1,520,255   1,339,295
  Occupancy expense                  42,525      36,434     114,306     100,935
  Equipment expense                  74,245      61,473     199,935     181,641
  Other expense                     207,483     197,576     556,110     557,944
                                 __________  __________  __________  __________
     Total non interest expense     811,218     765,875   2,390,606   2,179,815
                                 __________  __________  __________  __________
     Income before income taxes     653,371     719,600   1,904,493   2,110,701
                                 __________  __________  __________  __________
Income tax expense                  160,613     193,972     472,164     576,997
                                 __________  __________  __________  __________
     Net income                 $   492,758 $   525,628 $ 1,432,329 $ 1,533,704
BASIC EARNINGS PER SHARE        $      0.96 $      1.03 $      2.80 $      3.00

See Notes to Consolidated Financial Statements                              4

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months ended September 30, 1999 and 1998 (Unaudited)
________________________________________________________________________________

                                                        ACCUMULATED   TOTAL
                                                           OTHER      STOCK-
                        COMMON              RETAINED   COMPREHENSIVE  HOLDERS'
                        STOCK     SURPLUS   EARNINGS    INCOME(LOSS)  EQUITY
                      __________  _______  _________  _____________  ________
January 1, 1998       $5,119,110 $2,925,150 $ 7,727,506  $ 212,385  $15,984,151
Net income                                    1,938,852               1,938,852
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                           (31,938)     (31,938)
Reclassification adjustment                                (27,315)     (27,315)
                                                                     __________
                                                                      1,879,599
Dividends paid
  ($1.06 per share)                            (542,625)               (542,625)
Common stock purchased                          (11,000)                (11,000)
Common stock reissued                            11,000                  11,000
                       _________  _________  __________   ________   __________

December 31, 1998     $5,119,110 $2,925,150 $ 9,123,733  $ 153,132  $17,321,125
                       _________  _________  __________   ________   __________


Net income                                    1,432,329               1,432,329
Net change in unrealized
 Depreciation on investment
 Securities available for
 Sale                                                     (784,685)    (784,685)
                        _________  _________  __________   ________   __________
Total Comprehensive Income                    1,432,329   (774,685)     657,644

Dividends paid ($.53 per share)                (271,313)               (271,313)
Common stock purchased    (3,000)   (12,600)                            (15,600)
Common stock reissued      1,600      6,720                               8,320
                       _________  _________  __________   ________   __________

Sept 30, 1999         $5,117,710 $2,919,270 $10,284,749  $(621,553)$ 17,700,176
                       _________  _________  __________   ________   __________

See Notes to Consolidated Financial Statements                              5

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 1999 and 1998 (Unaudited)
_______________________________________________________________________________

                                                Nine Months
                                            Ended September 30,
                                              1999        1998
                                              ____        ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 1,432,329 $ 1,542,717
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization          145,886     117,463
      Accretion of discounts on securities   (21,472)     38,130
      Amortization of loan fees              (25,345)    (91,438)
      Provision for loan losses               96,554     205,000
      Deferred income taxes                        0       8,122
      Net realized gains on securities        (4,768)    (27,190)
      Deferred compensation & pension expense  8,378      49,038
      Changes in assets and liabilities:
       Accrued income                       (113,535)     14,674
       Other assets                       (1,324,580)   (199,106)
       Accrued interest payable               26,907      22,969
       Other liabilities                     (61,025)   (147,944)
                                           __________ ___________
   Net cash provided by operating activities 159,329   1,532,425

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in federal funds sold     4,615,000  (6,935,000)
  Purchases of investment securities     (22,177,556)(12,236,454)
  Sale of investment securities              493,672      12,125
  Net decrease in int-bearing deposits     4,645,119     (99,231)
  Maturity of investment securities       12,759,033  17,381,446
  Net decrease in loans                      433,622   1,044,418
  Proceeds from sale of other real estate          0     177,979
  Purchases of properties and equipment     (414,474)   (612,837)
                                          __________  __________
   Net cash (used) in investing activities   354,416  (1,267,554
                                          __________  __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                    1,958,193   2,296,966
  Net (decrease) in time deposits         (3,068,180) (1,933,001)
  Dividends paid                            (271,313)   (266,195)
  Net (decrease) fed funds purchased               0           0
                                          __________  __________
   Net cash used in financing activities  (1,381,300)     97,770
                                          __________  __________
   Net decrease in cash & cash equivalents  (867,555)    362,641

CASH AND CASH EQUIVALENTS, BEGINNING       2,985,331   1,941,494
                                          __________  __________
CASH AND CASH EQUIVALENTS, ENDING        $ 2,117,776 $ 2,304,135
                                          __________  __________

See Notes to Consolidated Financial Statements                            6

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the Nine Months ended September 30, 1999 and 1998 (Unaudited)
_______________________________________________________________________________

                                                   1999              1998
                                                   ____              ____

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 4,174,740       $ 4,322,749
                                               __________        __________
 Income taxes paid                            $   548,968       $   724,089
                                               __________        __________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $         -       $         -


See Notes to Consolidated Financial Statements                             7

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

     The consolidated financial statements as of September 30, 1999 and for the periods ended September 30, 1999 and 1998 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1998, included in the Company's Annual Report for the fiscal year ended December 31, 1998.

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

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the Nine Months ended September 30.

                                                 1999            1998
                                                 ____            ____
      Balance at January 1                   $ 1,668,201     $ 1,452,126
      Provision charged to operations             96,721         205,000
      Loans charged off, net of recoveries      (139,065)         31,075
                                              __________      __________
         Balance at September 30             $ 1,625,857     $ 1,688,201

NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 1999 and 1998 is as follows:

                                                 1999             1998
                                                 ____             ____
      Commitments to extend credit           $ 6,612,140      $ 8,387,307
      Standby letters of credit                   30,000          368,600
                                              __________       __________
                                             $ 6,642,140      $ 8,755,907


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended September 30, 1999, the Bank earned $492,758 in net income compared to $525,628 for the quarter ended September 30, 1998. The de-crease of $32,870 was due primarily to a decrease in net interest income.

     Interest income was $2,726,699 for the quarter ended September 30, 1999, compared to $2,824,105 for the same period of 1998. The quarterly decrease was due mainly to a decrease in yields on average earning assets.

     Interest expense for the quarter ended September 30, 1999 was $1,386,150, down $65,191 from $1,451,341 for the quarter ended September 30, 1998. The decrease was due to a decrease in interest bearing deposits and lower interest rates when compared to the quarter ended September 30, 1998.

     The provision for credit losses was $40,000 for the quarter ended September 30, 1999 and $70,000 for the quarter ended September 30, 1998. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 1999 were $152,639,762 compared to $153,409,703 at December 31, 1998. Net loans have decreased by $370,209.


CAPITAL ADEQUACY

     Shareholder's equity amounted to $17,691,098 at September 30, 1999, an increase of $369,973 over the December 31, 1998 balance of $17,321,125. The increase was a result of the earnings for the Nine Months offset by a decrease in the market value of securities that are classified as available for sale and the payment of $271,313 in dividends.
                                                                           9
     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At September 30, 1999 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 14.80%, a ratio of total risk-based capital to risk-weighted assets of 16.06% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended September 30, 1999 of 9.17%.

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

                                       CARDINAL BANKSHARES CORPORATION


Date:   November 15, 1999              By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer
                                                                           10