Form 10KSB
period 1999-12-31
CARDINAL BANKSHARES CORP
filed 2000-03-28
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB
(Mark One)

  [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act 1934 (Fee required). For the fiscal year ended December 31, 1999.
                                         or
  [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

       For the transition period from _____ to _____

       Commission file No. 0-28780
                           -------

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $11,446,000.

     The aggregate market value of the voting stock as of March 15, 2000, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $18,812,729.

     511,911 shares of the Issuer's common stock were issued and outstanding as of March 15, 2000.

     Transitional Small Business Disclosure Format.  (Check one):
         Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
The annual report to security holders for fiscal year ended December 31, 1999 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and Part III,
Item 13. The issuer's Proxy Statement dated March 28, 2000 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, and 12.

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

    (B)  DESCRIPTION OF THE BUSINESS

    The principal business of the Company and Bank is to provide compre- hensive individual and corporate banking services through its main office in Floyd, Virginia, and its branch in Hillsville, Roanoke and Willis, Virginia. Effective April 6, 1994, the Bank acquired a 7-1/2% interest in Virginia Title Center, LLC (a title insurance company) through its acquisition by FBC, Inc. (a wholly owned subsidiary of the Bank). FBC, Inc. has no significant assets or operations other than its interest in Virginia Title Center, LLC.

    (1)  SERVICES

    The Bank is a full service retail commercial bank offering a wide range of services, including demand and time deposits as well as installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies.

    (2)  COMPETITIVE CONDITIONS

    The banking business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 1999, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The competing institution is not locally owned.

    Floyd County generates approximately 80% of the Bank's total deposits. In the other parts of the Bank's trade area (the Virginia Counties of Roanoke and Montgomery and the City of Roanoke, Virginia), there are a number of locally owned community banks, statewide banking organizations, and affiliate banks of southeast regional bank holding companies in operation.

    (3)  MATERIAL CUSTOMERS

    Deposits are derived from a broad base of customers in its trade area. No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Bank.

    The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $1,800,000. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to customers who are motel and bed-and-breakfast owners and operators. Total loans and loan commitments to this industrial group amounted to approximately $10,800,000 and $8,900,000 at December 31, 1999 and 1998,
    respectively.

    (4)  RIGHTS

    No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

    (5)  NEW SERVICES

    The Company has expended no material dollars on research activities relating to new lines of business in the last two years. However, in the year 2000, the Company will be weighing the opportunities now available after passage of the Gramm-Leach-Bliley Act in 1999. Some of the products and services that now may be offered by the Company are property, casualty, life, automobile, disability, and group insurance products as well as brokerage services and others.

    (6)  ENVIRONMENTAL LAWS

    Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company's capital expenditures, earnings or competitive position.

    (7)  EMPLOYEES

    The Bank had 21 officers, 54 full-time employees and five part-time employees as of December 31, 1999. Employee relations have been good.

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

    The Bank also owns a three-story brick building adjacent to its main office which serves as the Bank's conference room, training room and which provides space for expansion of the financial services now offered.

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

                Year               High              Low
                ----              ------            ------
                1999              $53.00            $40.00
                1998              $57.00            $48.25
                1997              $47.00            $44.00
                1996              $44.00            $35.45
                1995              $35.45            $21.59

    (B) The approximate number of holders of the Bank's 511,911 Common Stock Securities as of December 31, 1999, is 600.

    (C) Dividends paid for 1999 were $1.11 and 1998 were $1.06 per share owned. The Company's ability to declare and pay dividends in the future will be dependent upon its consolidated income and fiscal condition, tax considerations, and general business condition. Subject to these considerations, dividends may be declared only at the discretion of the Board of Directors. The Company presently expects that dividends will continue to be paid in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

    The information required under this item is incorporated by reference to the Company's Annual Report to Stockholders, Exhibit 13.1, pages 24-42 and inside front cover.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

    The following consolidated financial statements of the registrant and the independent Auditor's Report set forth on pages 2 through 22 of the Company's 1999 Annual Report to Stockholders are incorporated herein by reference:

    (1)  Independent Auditor's Report

    (2)  Consolidated Balance Sheets as of December 31, 1999 and 1998

    (3) Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

    (4) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

    (5) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

    (6)  Notes to Consolidated Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

    NONE

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

    The Executive Officer of the Company as of December 31, 1999 is listed on page 3 of the Company's Proxy statement dated March 28, 2000 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption "Election of Directors" on page 2 of The Company's Proxy statement dated March 28, 2000, which information is incorporated herein by reference.

    The disclosure required by item 405 of regulation S-K is set out under the caption "Beneficial Ownership Reporting Compliance" section 16(a) on page 5 of the Company's Proxy Statement dated March 28, 2000, which information is incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

    The information set forth under "Executive Compensation" and "Directors Meetings, Committees and Fees" on page 4 of the Company's Proxy Statement dated March 28, 2000 is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    The information set forth under "Ownership of Common Stock" on pages 3, 4 and 5 of the Company's Proxy Statement dated March 28, 2000 is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The information contained under "Certain Transactions" on page 5 of the Company's Proxy Statement dated March 28, 2000 is incorporated herein by reference.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

    (a)  The following documents are filed as part of the report:

                                            1999 Annual Report
                                         To Stockholders Pages(s)*
                                         -------------------------

    1.  Financial Statements:
        --------------------
        Independent Auditors' Report                 2

        Consolidated Balance Sheets
        December 31, 1999 and 1998                   3

        Consolidated Statements of Income
        Years ended December 31, 1999,
        1998, and 1997                               4

        Consolidated Statements of Stock-
        holders' Equity-Years ended
        December 31, 1999, 1998, and 1997            5

        Consolidated Statements of Cash
        Flows-Years ended December 31,
        1999, 1998, and 1997                         6

        Notes to Consolidated Financial
        Statements                                 7 - 22

*Incorporated by reference from the indicated pages of the 1999 Annual Report to Stockholders

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

                                        CARDINAL BANKSHARES CORPORATION

Date:  March 26, 2000                   By: s/ Ronald Leon Moore
                                            --------------------
                                            Ronald Leon Moore
                                            President and CEO


In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title                 Date
       ---------                     -----                 ----



s/Ronald Leon Moore          Director, President and        3/26/00
-------------------          Chief Executive Officer
Ronald Leon Moore            (principal financial and
                                accounting officer).

s/K. Venson Bolt                      Director              3/26/00
----------------
K. Venson Bolt

s/J. H. Conduff                       Director              3/26/00
---------------
J. H. Conduff

s/W. R. Gardner, Jr.                  Director              3/26/00
--------------------
W. R. Gardner, Jr.

s/C. W. Harman                        Director              3/26/00
--------------
C. W. Harman

s/Kevin D. Mitchell                   Director              3/26/00
-------------------
Kevin D. Mitchell

s/Dorsey H. Thompson                  Director              3/26/00
--------------------
Dorsey H. Thompson

                                INDEX TO EXHIBITS


                                                           PAGE NO. IN
EXHIBIT NO.               DESCRIPTION                   SEQUENTIAL SYSTEM
-----------               -----------                   -----------------

   13.1             1999 Annual Report to Stock-
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