Form 10QSB
period 2000-03-31
CARDINAL BANKSHARES CORP
filed 2000-05-12
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000
                                       or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from________________ to ________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of May 10, 2000 was 511,911.

Transitional Small Business Disclosure Format (check one): Yes No X
                                 Page 1 of 14.

                CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

-----------------------------------------------------------------------------


PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

   The consolidated financial statements of Cardinal Bankshares Corporation (the "Company") are set forth in the following pages.


   Consolidated Balance Sheets as of March 31, 2000 and
    December 31,1999........................................................3

   Consolidated Statements of Operations for the Three
    Months Ended March 31, 2000 and 1999 ...................................4

   Consolidated Statements of Stockholders' Equity for the
    Three Months Ended March 31, 2000 and the Year Ended
    December 31, 1999.......................................................5

   Consolidated Statements of Cash Flows for the Nine Months
    Ended March 31, 2000 and 1999.........................................6-7

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

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2000 and December 31, 1999
--------------------------------------------------------------------------------

                                              March 31,        December 31,
                                                2000               1999
                                            ------------       ------------
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,315,191       $  3,775,280
 Interest-bearing deposits with banks                  0          2,000,000
 Federal funds sold                            4,990,000          6,975,000
 Investment securities available for sale     36,652,696         33,213,933
 Investment securities held to maturity       20,138,329         19,169,099
 Loans, net of allowance for credit losses
  of $1,573,813 in 2000 and $1,661,521 in
  1999                                        87,437,429         87,684,925
 Property and equipment, net                   2,532,706          2,444,355
 Accrued income                                1,168,071          1,173,115
 Other assets                                  1,818,610          1,704,778
                                             -----------        -----------
          Total assets                      $157,053,032       $158,140,485
                                            ============       ============

LIABILITIES
  Demand deposits                           $ 15,754,185       $ 16,783,239
  Interest-bearing deposits                   10,653,907         10,767,129
  Savings deposits                            20,617,417         18,901,235
  Large denomination time deposits            17,254,983         18,142,525
  Other time deposits                         73,813,147         75,213,536
                                             -----------        -----------
         Total deposits                      138,093,639        139,807,664
Federal funds purchased                                0                  0
Other borrowed funds                                   0                  0
Accrued interest payable                         252,062            237,075
Other liabilities                                539,522            338,149
                                             -----------        -----------
         Total liabilities                   138,885,223        140,382,888
                                             -----------        -----------
  Commitments and contingencies
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 511,911
   shares in 2000 and 511,771 in 1999          5,119,110          5,117,710
  Surplus                                      2,925,150          2,925,150
  Retained earnings                           11,046,386         10,514,759
  Unrealized appreciation (depreciation) on
    investment securities available for sale    (922,837)          (800,022)
                                             -----------        -----------
       Total stockholders' equity             18,167,809         17,757,597
                                             -----------        -----------
       Total liabilities and stockholders'
       equity                               $157,053,032       $158,140,485
                                            ============       ============

See Notes to Consolidated Financial Statements

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months ended March 31, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                            2000       1999
                                                        (Unaudited)  (Unaudited)
INTEREST INCOME:
  Loans and fees on loans                               $ 1,958,625 $ 1,985,677
  Federal funds sold                                        111,043     121,941
  Taxable investment securities                             588,655     707,952
  Investment securities exempt
    from federal tax                                        219,827      13,868
  Deposits with banks                                        18,820           0
                                                         ----------   ---------

     Total interest income                                2,896,970   2,829,438
INTEREST EXPENSE ON DEPOSITS:
  Deposits                                                1,453,306   1,417,749
  Federal funds purchased                                         0           0
  Other borrowed funds                                        1,508           0
                                                         ----------   ---------
  Total interest expense                                  1,454,814   1,417,749
                                                         ----------   ---------
     Net interest income                                  1,442,156   1,411,689
PROVISION FOR CREDIT LOSSES                                 120,000      30,000
                                                         ----------  ----------
     Net interest income after
       provision for loan loss                            1,322,156   1,381,689
NON INTEREST INCOME:
  Service charges on deposit
    accounts                                                 48,606      38,627
  Other service charges and fees                              9,773           0
  Net realized gains on sales of
    Securities                                                    0           0
  Other income                                               19,571      44,558
                                                         ----------  ----------
     Total non interest income                               77,950      83,185
NON INTEREST EXPENSE:
  Salaries and employee benefits                            389,953     466,387
  Occupancy expense                                          40,976      37,946
  Equipment expense                                          70,292      58,038
  Other expense                                             212,590     215,937
                                                         ----------  ----------
     Total non interest expense                             713,811     778,308
                                                         ----------  ----------
     Income before income taxes                             686,295     686,566

Income tax expense                                          160,549     178,669
                                                         ----------  ----------
     Net income                                          $  525,746 $   507,897
                                                         ==========  ==========
BASIC EARNINGS PER SHARE                                 $     1.03 $       .99

See Notes to Consolidated Financial Statements

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months ended March 31, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                        ACCUMULATED   TOTAL
                                                           OTHER      STOCK-
                        COMMON              RETAINED   COMPREHENSIVE  HOLDERS'
                        STOCK     SURPLUS   EARNINGS    INCOME(LOSS)  EQUITY
                      ----------  -------  ---------  -------------  --------
January 1, 1999       $5,119,110 $2,925,150 $ 9,123,733  $ 153,132  $17,321,125
Net income                     -          -   1,965,133          -    1,965,133
Change in market value
 of investment securities
 available for sale, net
 of income taxes               -          -           -   (953,154)    (953,154)
                                                                      ---------
                                                                      1,011,979
Dividends paid
  ($1.11 per share)            -          -    (568,147)         -     (568,147)
Common stock purchased    (4,300)         -     (18,385)         -      (22,685)
Common stock reissued      2,900          -      12,425          -       15,325
                       ---------  ---------  ----------   --------   ----------
December 31, 1999     $5,117,710 $2,925,150 $10,514,759  $(800,022) $17,757,597
                       ---------  ---------  ----------   --------   ----------


Net income                     -          -     525,746          -      525,746
Net change in unrealized
 Depreciation on investment
 Securities available for
 Sale                          -          -           -   (122,815)    (122,815)

Total Comprehensive Income
Dividends paid ($.53 per share)
Common stock purchased    (5,460)         -     (18,660)         -      (24,120)
Common stock reissued      6,860          -      24,541          -       31,401
                      ---------- ---------- -----------  ---------  -----------
March 31, 2000        $5,119,110 $2,925,150 $11,046,386  $(922,837) $18,167,809
                      ========== ========== ===========  =========  ===========


See Notes to Consolidated Financial Statements

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months ended March 31, 2000 and 1999 (Unaudited)
-------------------------------------------------------------------------------

                                                Three Months
                                               Ended March 31,
                                              2000        1999
                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $   525,746   $   507,897
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization           50,715        38,895
      Accretion of discounts on securities     3,740         8,684
      Amortization of loan fees                    0       (11,792)
      Provision for loan losses              120,000        30,000
      Deferred income taxes                   63,269             0
      Net realized gains on securities             0             0
      Deferred compensation & pension expense 23,738        21,805
      Changes in assets and liabilities:
       Accrued income                          5,044       (83,238)
       Other assets                         (113,832)     (151,228)
       Accrued interest payable               14,987        38,945
       Other liabilities                     177,635         4,302
                                            --------   -----------
   Net cash provided by operating activities 871,042       404,270
                                            --------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in federal funds sold     1,985,000       325,000
  Purchases of investment securities      (5,552,959)  (10,450,997)
  Sale of investment securities                    0             0
  Net decrease in int-bearing deposits     2,000,000     1,879,852
  Maturity of investment securities          955,142     6,613,120
  Net decrease in loans                      127,496     2,685,902
  Proceeds from sale of other real estate          0             0
  Purchases of properties and equipment     (139,066)     (210,931)
                                           ---------    ----------
   Net cash (used) in investing activities  (624,387)      841,946
                                           ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                      573,906    (4,936,847)
  Net (decrease) in time deposits         (2,287,931)    3,087,997
  Dividends paid                                   0             0
  Net (decrease) fed funds purchased               0             0
  Common Stock Purchased                     (24,120)            0
  Common Stock Reissued                       31,401             0
                                          ----------    ----------
   Net cash used in financing activities  (1,706,744)   (1,848,850)
                                          ----------    ----------
   Net decrease in cash & cash equivalents(1,460,089)     (602,634)

CASH AND CASH EQUIVALENTS, BEGINNING       3,775,280     2,985,331
                                          ----------    ----------
CASH AND CASH EQUIVALENTS, ENDING        $ 2,315,191   $ 2,382,697
                                          ==========    ==========

See Notes to Consolidated Financial Statements

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the Three Months ended March 31, 2000 and 1999 (Unaudited)
-------------------------------------------------------------------------------

                                                   2000              1999
                                                   ----              ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 1,439,827       $ 1,378,804
                                               ----------        ----------
 Income taxes paid                            $         0       $   185,395
                                               ----------        ----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $         0       $         0


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

     The consolidated financial statements as of March 31, 2000 and for the periods ended March 31, 2000 and 1999 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's Annual Report for the fiscal year ended December 31, 1999.

     The Bank of Floyd and its wholly owned subsidiary, FBC, Inc. are organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.'s assets and operations consist primarily of a minority interest in a title insurance company. The Bank serves the counties of Floyd, Montgomery, and Roanoke, Virginia and the City of Roanoke, Virginia through four banking offices.

     All significant intercompany accounts and transactions have been elimi-nated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the three months ended March 31.

                                                 2000            1999
                                                 ----            ----
      Balance at January 1                   $ 1,661,521     $ 1,668,201
      Provision charged to operations            120,000          30,000
      Loans charged off, net of recoveries      (207,708)         (1,562)
                                              __________      __________
                                             -               -
         Balance at March 31                 $ 1,573,813     $ 1,696,639
                                             ===========     ===========

NOTE 3.   COMMITMENTS AND CONTINGENCIES

      The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2000 and 1999 is as follows:

                                                 2000             1999
                                                 ----             ----
      Commitments to extend credit           $13,792,682      $ 7,097,000
      Standby letters of credit                   46,000          132,000
                                             -----------      -----------
                                             $13,838,682      $ 7,229,000
                                             ===========      ===========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended March 31, 2000, the Bank earned $525,746 in net income compared to $507,897 for the quarter ended March 31, 1999.

     Interest income was $2,896,970 for the quarter ended March 31, 2000, compared to $2,829,438 for the same period of 1999.

     Interest expense for the quarter ended March 31, 2000 was $1,454,814, up $37,065 from $1,417,749 for the quarter ended March 31, 1999.

     The provision for credit losses was $120,000 for the quarter ended March 31, 2000 and $30,000 for the quarter ended March 31, 1999. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at March 31, 2000 were $157,053,032 compared to $158,140,485 at December 31, 1999. Net loans have decreased by $247,496.


CAPITAL ADEQUACY

     Shareholder's equity amounted to $18,167,809 at March 31, 2000, an increase of $410,212 over the December 31, 1999 balance of $17,757,597. The increase was a result of the earnings for the three months offset by a decrease in the market value of securities that are classified as available for sale.
                                                                               9
     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At March 31, 2000 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 13.9%, a ratio of total risk-based capital to risk-weighted assets of 15.5% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended March 31, 2000 of 8.6%.

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

                                       CARDINAL BANKSHARES CORPORATION


Date:   May 10, 2000                   By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer