Form 10QSB
period 2000-06-30
CARDINAL BANKSHARES CORP
filed 2000-08-14
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the quarterly period ended June 30, 2000
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     for the transition period from__________________ to __________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of August 10, 2000 was 492,411.

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


   Consolidated Balance Sheets as of June 30, 2000 and
    December 31, 1999.......................................................3

   Consolidated Statements of Operations for the Six
    Months Ended June 30, 2000 and 1999.....................................4

   Consolidated Statements of Operations for the Three
    Months Ended June 30, 2000 and 1999.....................................5

   Consolidated Statements of Stockholders' Equity for the
    Six Months Ended June 30, 2000 and the Year Ended
    December 31, 1999.......................................................6

   Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2000 and 1999..........................................7-8

   Notes to Consolidated Financial Statements............................9-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................10-11



PART II.  OTHER INFORMATION.............................................11-12




       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2000 and December 31, 1999
________________________________________________________________________________

                                              June 30,         December 31,
                                                2000               1999
                                            ____________       ____________
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,547,428       $  3,775,280
 Interest-bearing deposits with banks                  0          2,000,000
 Federal funds sold                            3,125,000          6,975,000
 Investment securities available for sale     36,549,889         33,213,933
 Investment securities held to maturity       19,886,872         19,169,099
 Loans, net of allowance for credit losses
  of $1,110,245 in 2000 and $1,661,521 in
  1999                                        87,730,891         87,684,925
 Property and equipment, net                   2,538,191          2,444,355
 Accrued income                                1,235,278          1,173,115
 Other assets                                  2,717,932          1,704,778
                                            ____________       ____________
          Total assets                      $156,331,481       $158,140,485
                                            ============       ============
LIABILITIES
  Demand deposits                           $ 17,919,231       $ 16,783,239
  Interest-bearing deposits                    9,989,835         10,767,129
  Savings deposits                            20,208,133         18,901,235
  Large denomination time deposits            16,882,949         18,142,525
  Other time deposits                         73,108,608         75,213,536
                                             ___________        ___________
         Total deposits                      138,108,756        139,807,664
Federal funds purchased                                0                  0
Other borrowed funds                                   0                  0
Accrued interest payable                         228,782            237,075
Other liabilities                                461,460            338,149
                                             ___________        ___________
         Total liabilities                   138,798,998        140,382,888
                                            ____________       ____________
  Commitments and contingencies
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 494,211
   shares in 2000 and 511,771 in 1999          4,942,110          5,117,710
  Surplus                                      2,925,150          2,925,150
  Retained earnings                           10,614,839         10,514,759
  Unrealized appreciation (depreciation) on
    investment securities available for sale    (949,616)          (800,022)
                                             ___________        ___________
       Total stockholders' equity             17,532,483         17,757,597
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $156,331,481       $158,140,485
                                            ============       ============


See Notes to Consolidated Financial Statements                            3

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Six Months ended June 30, 2000 and 1999 (Unaudited)
________________________________________________________________________________

                                                            Six Months Ended
                                                                June 30,
                                                            2000       1999
                                                        (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans                               $ 3,816,509  $3,852,638
  Federal funds sold                                        170,270     234,343
  Taxable investment securities                           1,196,011   1,414,960
  Investment securities exempt
    from federal tax                                        456,109      27,269
  Deposits with banks                                        20,291           0
                                                        ___________  __________
    Total interest income                                 5,659,190   5,529,210

INTEREST EXPENSE ON DEPOSITS:
  Deposits                                                2,904,504   2,815,497
  Federal funds purchased                                         0           0
  Other borrowed funds                                            0           0
                                                        ___________  __________
  Total interest expense                                  2,904,504   2,815,497
                                                        ___________  __________
     Net interest income                                  2,754,686   2,713,713
PROVISION FOR CREDIT LOSSES                                 250,000      56,721
                                                         __________  __________
Net interest income after
       provision for loan loss                            2,504,686   2,656,992
NON INTEREST INCOME:
  Service charges on deposit
    accounts                                                101,882      83,558
  Other service charges and fees                             23,130           0
  Net realized gains on sales of
    Securities                                                    0           0
  Other income                                               39,774      89,961
                                                         __________  __________
     Total non interest income                              164,786     173,519
NON INTEREST EXPENSE:
  Salaries and employee benefits                            857,880   1,033,290
  Occupancy expense                                          82,684      71,780
  Equipment expense                                         130,838     125,690
  Other expense                                             470,705     348,628
                                                         __________  __________
     Total non interest expense                           1,542,107   1,579,388
                                                         __________  __________
     Income before income taxes                           1,127,365   1,251,123

Income tax expense                                          238,314     311,553
                                                         __________  __________
     Net income                                          $  889,051  $  939,570
                                                        ===========  ===========
BASIC EARNINGS PER SHARE                                 $     1.75  $     1.84


See Notes to Consolidated Financial Statements                               4

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months ended June 30, 2000 and 1999 (Unaudited)
________________________________________________________________________________

                                                            Three Months Ended
                                                                June 30,
                                                            2000       1999
                                                        (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans                               $ 1,857,884  $1,866,961
  Federal funds sold                                         59,227     112,402
  Taxable investment securities                             607,356     707,008
  Investment securities exempt
    from federal tax                                        236,282      13,401
  Deposits with banks                                         1,471           0
                                                        ___________  __________
    Total interest income                                 2,762,220   2,699,772

INTEREST EXPENSE ON DEPOSITS:
  Deposits                                                1,449,690   1,397,748
  Federal funds purchased                                         0           0
  Other borrowed funds                                            0           0
                                                         __________  __________
  Total interest expense                                  1,449,690   1,397,748
                                                         __________  __________
     Net interest income                                  1,312,530   1,302,024
PROVISION FOR CREDIT LOSSES                                 130,000      26,721
                                                         __________  __________
Net interest income after
       provision for loan loss                            1,182,530   1,275,303
NON INTEREST INCOME:
  Service charges on deposit
    accounts                                                 53,276      46,931
  Other service charges and fees                             13,357           0
  Net realized gains on sales of
    Securities                                                    0           0
  Other income                                               20,203      43,403
                                                         __________  __________
     Total non interest income                               86,836      90,334
NON INTEREST EXPENSE:
  Salaries and employee benefits                            467,927     566,903
  Occupancy expense                                          41,708      33,834
  Equipment expense                                          60,546      67,652
  Other expense                                             258,115     132,691
                                                         __________  __________
     Total non interest expense                             828,296     801,080
                                                         __________  __________
     Income before income taxes                             441,070     564,557

Income tax expense                                           77,765     132,884
                                                         __________  __________
     Net income                                          $  363,305  $  431,673
                                                         ==========  ===========
BASIC EARNINGS PER SHARE                                 $     0.72  $     0.84


See Notes to Consolidated Financial Statements                               5

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months ended June 30, 2000 (Unaudited) and the year ended December 31, 1999 (Audited)
________________________________________________________________________________

                                                              ACCUMULATED     TOTAL
                                                                 OTHER        STOCK-
                             COMMON               RETAINED  COMPREHENSIVE   HOLDERS'
                              STOCK      SURPLUS   EARNINGS    INCOME(LOSS)   EQUITY
                            __________   _______  __________  ____________   ________
January 1, 1999             $5,119,110 $2,925,150 $ 9,123,733 $  153,132   $17,321,125
Net income                           -          -   1,965,133          -     1,965,133
Net change in unrealized
 depreciation on investment
 securities available for
 sale, net of income taxes           -          -           -   (953,154)     (953,154)
                                                                             1,011,979
Dividends paid
  ($1.11 per share)                  -          -    (568,147)         -      (568,147)
Common stock purchased          (4,300)         -     (18,385)         -       (22,685)
Common stock reissued            2,900          -      12,425          -        15,325
                             _________  _________  __________  _________    __________

December 31, 1999           $5,117,710 $2,925,150 $10,514,759 $ (800,022)  $17,757,597
                             _________  _________  __________  _________    __________


Net income                           -          -     889,051          -       889,051
Net change in unrealized
 depreciation on investment
 securities available for
 sale, net of income taxes           -          -           -   (149,594)     (149,594)
                                                                       -       739,457
Dividends paid
  ($0.57 per share)                  -          -    (281,551)         -      (281,551)
Common stock purchased        (182,460)         -    (531,961)         -      (714,421)
Common stock reissued            6,860          -      24,541          -        31,401
                            __________ __________ ___________ ___________  ___________

June 30, 2000               $4,942,110 $2,925,150 $10,614,839 $  (949,616) $17,532,483
                            ========== ========== =========== ===========  ===========


See Notes to Consolidated Financial Statements                              6

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2000 and 1999 (Unaudited)
_______________________________________________________________________________

                                                 Six Months
                                               Ended June 30,
                                              2000        1999
                                              ____        ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $    889,051  $   939,570
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization            86,929       80,790
      Accretion of discounts on securities    (25,765)      41,205
      Amortization of loan fees                     0      (11,792)
      Provision for loan losses               250,000       56,721
      Deferred income taxes                    77,063      312,104
      Net realized gains on securities              0            0
      Deferred compensation & pension expense       0      (43,610)
      Changes in assets and liabilities:
       Accrued income                         (62,163)     (61,318)
       Other assets                        (1,013,154)    (453,966)
       Accrued interest payable                (8,293)      22,979
       Other liabilities                      123,311     (153,375)
                                           __________   __________
   Net cash provided by operating activities  316,979      729,308
                                           __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in federal funds sold        3,850,000    1,000,000
  Purchases of investment securities       (6,377,490) (17,503,142)
  Sale of investment securities                     0      493,672
  Net decrease in int-bearing deposits      2,000,000    1,430,184
  Maturity of investment securities         2,122,869   10,789,912
  Net decrease in loans                      (295,966)   2,406,565
  Proceeds from sale of other real estate           0            0
  Purchases of properties and equipment      (180,765)    (387,312)
                                           __________   __________
   Net cash (used) in investing activities  1,118,648   (1,770,121)
                                           __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                     1,665,596    3,196,201
  Net (decrease) in time deposits          (3,364,504)  (4,063,604)
  Dividends paid                             (281,551)    (271,313)
  Net (decrease) fed funds purchased                0            0
  Common Stock Purchased                     (714,421)     (15,600)
  Common Stock Reissued                        31,401        8,320
                                           __________    _________
   Net cash used in financing activities   (2,663,479)  (1,145,996)
                                           __________    _________
   Net decrease in cash & cash equivalents (1,227,852)  (2,186,809)

CASH AND CASH EQUIVALENTS, BEGINNING        3,775,280    2,985,331
                                           __________    _________

CASH AND CASH EQUIVALENTS, ENDING         $ 2,547,428  $   798,522
                                          ===========  ===========

See Notes to Consolidated Financial Statements                            7

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the Six Months ended June 30, 2000 and 1999 (Unaudited)
_______________________________________________________________________________

                                                   2000              1999
                                                   ____              ____

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 2,912,797       $ 2,792,518
                                               __________        __________
 Income taxes paid                            $   160,000       $   185,395
                                               __________        __________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $   652,554       $         0


See Notes to Consolidated Financial Statements                             8

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

     The consolidated financial statements as of June 30, 2000 and for the periods ended June 30, 2000 and 1999 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's Annual Report for the fiscal year ended December 31, 1999.

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

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the six months ended June 30.

                                                 2000            1999
                                                 ____            ____
      Balance at January 1                   $ 1,661,521     $ 1,668,201
      Provision charged to operations            250,000          56,721
      Loans charged off, net of recoveries      (801,276)        (95,259)
                                              __________      __________
         Balance at June 30                  $ 1,110,245     $ 1,629,663
                                             ===========     ===========

NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2000 and 1999 is as follows:

                                                 2000             1999
                                                 ____             ____
      Commitments to extend credit           $ 6,697,608     $ 4,297,274
      Standby letters of credit                  638,000         131,600
                                             ___________     ___________
                                             $ 7,335,608     $ 4,428,874
                                             ===========     ===========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparision of Six Months Ended June 30, 2000 and 1999

      Net income for the six months ended June 30, 2000 was $889,501, a decrease of 5.4% compared to June 30, 1999. This decrease was a result of a credit loss provision of $250,000 in 2000 compared to $56,721 in 1999. The provision increased due to a higher amount of loans placed on nonaccrual. Management believes the provision and the resulting allowance for credit losses to be adequate.

      Interest income increased $129,980 from June 30, 1999 to 2000 as interest expense increased $89,007 over 1999. Net interest income for the six months ended June 30, 2000 increased by 1.5% of net interest income for the six months ended June 30, 1999.

Comparison of three months ended June 30, 2000 and 1999.

     For the three months ended June 30, 2000, the Bank earned $363,305 in net income compared to $431,673 for the quarter ended June 30, 1999. This is due in part to an increase in the provision for credit losses of $103,790 from June 30, 1999 to June 30, 2000.

     Interest income was $2,762,220 for the quarter ended June 30, 2000, compared to $2,699,772 for the same period of 1999.

     Interest expense for the quarter ended June 30, 2000 was $1,449,690, up $51,942 from $1,397,748 for the quarter ended June 30, 1999.

      The provision for credit losses was $130,000 for the quarter ended June 30, 2000 and $26,721 for the quarter ended June 30, 1999. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

      Total assets at June 30, 2000 were $156,331,481 compared to $158,140,485 at December 31, 1999, a decrease of $1,809,004. Cash and due from Banks decreased $1,227,852 during the six-month period as excess cash reserves, which had been accumulated for Y2K concerns, were eliminated. Interest-bearing deposits with banks and federal funds sold decreased collectively by $5,850,000. The company is using these funds to invest in long-term, high-yield securities. Other assets increased by $1,013,154 for the period. Foreclosures of real estate and repossessions of equipment have attributed to this increase.


CAPITAL ADEQUACY

      Shareholder's equity amounted to $17,532,483 at June 30, 2000, a decrease of $225,114 compared to the December 31, 1999 balance of $17,757,597. The decrease was a result of the earnings for the six months offset by a decrease in the market value of securities, dividends paid, and shares of stock repurchased.

     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At June 30, 2000 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 14.2%, a ratio of total risk-based capital to risk-weighted assets of 15.3% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended June 30, 2000 of 8.9%.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual Meeting of Stockholders was held on April 26, 2000.

(b) The following directors were elected to serve a one-year term to the date of the 2001 Annual Meeting of Stockholders with at least 354, 660 votes: K. Venson Bolt, Joseph H. Conduff, William R. Gardner, Jr.,
                 C.W. Harman, Kevin D. Mitchell, Ronald Leon Moore, and
                 Dorsey H. Thompson.

(c) The independent auditors, Larrowe & Company, PLC, were elected with at least 352, 345 votes.

(d)      N/A


ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           None.

(b)      Reports on Form 8-K

           None.

                                 SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARDINAL BANKSHARES CORPORATION


Date:   August 10, 2000                By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer
                                                                           12