Form 10QSB
period 2000-09-30
CARDINAL BANKSHARES CORP
filed 2000-11-14
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the quarterly period ended September 30, 2000

                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
     for the transition period from__________________ to__________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of November 10, 2000 was 492,400.

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


   Consolidated Balance Sheets as of September 30, 2000 and
    December 31,1999........................................................3

   Consolidated Statements of Operations for the Nine
    Months Ended September 30, 2000 and 1999.................................4

   Consolidated Statements of Operations for the Three
    Months Ended September 30, 2000 and 1999................................5

   Consolidated Statements of Stockholders' Equity for the
    Nine Months Ended September 30, 2000 and the Year Ended
    December 31, 1999.......................................................6

   Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 2000 and 1999.....................................7-8

   Notes to Consolidated Financial Statements............................9-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................11-12



PART II.  OTHER INFORMATION................................................12




       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------

                                           September 30,       December 31,
                                                2000               1999
                                            ------------       ------------
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,849,789       $  3,775,280
 Interest-bearing deposits with banks                  0          2,000,000
 Federal funds sold                            4,600,000          6,975,000
 Investment securities available for sale     35,351,397         33,213,933
 Investment securities held to maturity       20,934,150         19,169,099
 Loans, net of allowance for credit losses
  of $1,119,968 in 2000 and $1,661,521 in
  1999                                        89,434,404         87,684,925
 Property and equipment, net                   2,548,676          2,444,355
 Accrued income                                1,178,125          1,173,115
 Other assets                                  2,382,625          1,704,778
                                            ____________       ____________
          Total assets                      $159,279,166       $158,140,485
                                            ============       ============

LIABILITIES
  Demand deposits                           $ 17,728,964       $ 16,783,239
  Interest-bearing deposits                   10,170,009         10,767,129
  Savings deposits                            19,918,075         18,901,235
  Large denomination time deposits            17,560,767         18,142,525
  Other time deposits                         74,844,674         75,213,536
                                             -----------        -----------
         Total deposits                      140,222,489        139,807,664
Federal funds purchased                                0                  0
Other borrowed funds                                   0                  0
Accrued interest payable                         271,713            237,075
Other liabilities                                507,120            338,149
                                             -----------        -----------
         Total liabilities                   141,001,322        140,382,888
                                             -----------        -----------
  Commitments and contingencies
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 492,411
   shares in 2000 and 511,771 in 1999          4,924,110          5,117,710
  Surplus                                      2,925,150          2,925,150
  Retained earnings                           11,016,258         10,514,759
  Unrealized appreciation (depreciation) on
    investment securities available for sale    (587,674)          (800,022)
                                             -----------        -----------
       Total stockholders' equity             18,277,844         17,757,597
                                             -----------        -----------
       Total liabilities and stockholders'
       equity                               $159,279,166       $158,140,485
                                            ============       ============

See Notes to Consolidated Financial Statements                                 3

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Nine Months ended September 30, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                              September 30,
                                                            2000       1999
                                                         (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans                               $ 5,852,543  $5,762,139
  Federal funds sold                                        214,545     362,913
  Taxable investment securities                           1,778,975   1,364,165
  Investment securities exempt
    from federal tax                                        710,348     564,854
  Deposits with banks                                        21,995     187,741
                                                        -----------  ----------
    Total interest income                                 8,578,406   8,241,812

INTEREST EXPENSE ON DEPOSITS:
  Deposits                                                4,403,829   4,201,647
  Federal funds purchased                                         0           0
  Other borrowed funds                                            0           0
                                                         ----------  ----------
  Total interest expense                                  4,403,829   4,201,647
                                                         ----------  ----------
     Net interest income                                  4,174,577   4,040,165
PROVISION FOR CREDIT LOSSES                                 400,000      96,721
                                                         ----------  ----------
Net interest income after
       provision for loan loss                            3,774,577   3,943,444
NON INTEREST INCOME:
  Service charges on deposit
    accounts                                                159,467     141,667
  Other service charges and fees                             40,889      36,288
  Net realized gains on sales of
    securities                                                    0       4,768
  Gains on sales of other real estate                             0      10,000
  Other income                                               55,189     111,495
                                                         ----------  ----------
     Total non interest income                              255,545     304,218
NON INTEREST EXPENSE:
  Salaries and employee benefits                          1,295,096   1,443,120
  Occupancy expense                                         132,770     111,740
  Equipment expense                                         217,912     214,471
  Other expense                                             692,535     548,405
                                                         ----------  ----------
     Total non interest expense                           2,338,313   2,317,736
                                                         ----------  ----------
     Income before income taxes                           1,691,809   1,929,926

Income tax expense                                          358,875     500,087
                                                         ----------  ----------
     Net income                                          $1,332,934  $1,429,839
                                                         ==========  ==========
BASIC EARNINGS PER SHARE                                 $     2.65  $     2.79
                                                         ==========  ==========

See Notes to Consolidated Financial Statements                                 4

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months ended September 30, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                               September 30,
                                                            2000       1999
                                                         (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans                               $ 2,036,034  $1,909,501
  Federal funds sold                                         44,275     128,570
  Taxable investment securities                             582,964     136,946
  Investment securities exempt
    from federal tax                                        254,239     537,585
  Deposits with banks                                         1,704           0
                                                        -----------  ----------
    Total interest income                                 2,919,216   2,712,602

INTEREST EXPENSE ON DEPOSITS:
  Deposits                                                1,499,325   1,386,150
  Federal funds purchased                                         0           0
  Other borrowed funds                                            0           0
                                                        -----------  ----------
  Total interest expense                                  1,499,325   1,386,150
                                                        -----------  ----------
     Net interest income                                  1,419,891   1,326,452
PROVISION FOR CREDIT LOSSES                                 150,000      40,000
                                                         ----------  ----------
Net interest income after
       provision for loan loss                            1,269,891   1,286,452
NON INTEREST INCOME:
  Service charges on deposit
    accounts                                                 57,585      58,109
  Other service charges and fees                             17,759      36,288
  Net realized gains on sales of
    securities                                                    0       4,768
  Gains on sales of other real estate                             0      10,000
  Other income                                               15,415      21,534
                                                         ----------  ----------
     Total non interest income                               90,759     130,699
NON INTEREST EXPENSE:
  Salaries and employee benefits                            437,216     409,830
  Occupancy expense                                          50,086      39,960
  Equipment expense                                          87,074      88,781
  Other expense                                             221,830     199,777
                                                         ----------  ----------
     Total non interest expense                             796,206     738,348
                                                         ----------  ----------
     Income before income taxes                             564,444     678,803

Income tax expense                                          120,561     188,534
                                                         ----------  ----------
     Net income                                          $  443,883  $  490,269
                                                         ==========  ==========
BASIC EARNINGS PER SHARE                                 $     0.90  $     0.96
                                                         ==========  ==========

See Notes to Consolidated Financial Statements                                 5

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months ended September 30, 2000 (Unaudited) and the year ended December 31, 1999 (Audited)
--------------------------------------------------------------------------------

                                                       ACCUMULATED    TOTAL
                                                          OTHER       STOCK-
                       COMMON               RETAINED  COMPREHENSIVE  HOLDERS'
                       STOCK      SURPLUS   EARNINGS    INCOME(LOSS)  EQUITY
                     ---------- ---------- ----------- -----------  ------------
January 1, 1999      $5,119,110 $2,925,150 $ 9,123,733 $  153,132   $17,321,125
Net income                    -          -   1,965,133          -     1,965,133
Net change in unrealized
 depreciation on investment
 securities available for
 sale, net of income taxes    -          -           -   (953,154)     (953,154)
                                                                    -----------
                                                                       1,011,979
Dividends paid
  ($1.11 per share)           -          -    (568,147)         -      (568,147)
Common stock purchased   (4,300)         -     (18,385)         -       (22,685)
Common stock reissued     2,900          -      12,425          -        15,325
                     ---------- ---------- ----------- -----------  ------------

December 31, 1999    $5,117,710 $2,925,150 $10,514,759 $ (800,022)  $17,757,597
                     ---------- ---------- ----------- -----------  ------------

Net income                    -          -   1,332,934          -     1,332,934
Net change in unrealized
 depreciation on investment
 securities available for
 sale, net of income taxes    -          -           -    212,348       212,348
                                                                    ------------
                                                                -     1,545,282
Dividends paid
  ($0.55 per share)           -          -    (271,816)         -      (271,816)
Common stock purchased (200,460)         -    (584,160)         -      (784,620)
Common stock reissued     6,860          -      24,541          -        31,401
                     ---------- ---------- ----------- -----------  ------------

September 30, 2000   $4,924,110 $2,925,150 $11,016,258 $ (587,674) $ 18,277,844
                     ========== ========== =========== ===========  ============

See Notes to Consolidated Financial Statements                                 6

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2000 and 1999 (Unaudited)
-------------------------------------------------------------------------------

                                                   Nine Months
                                              Ended September 30,
                                               2000        1999
                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  1,332,934  $ 1,429,839
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization            169,304      145,885
      Accretion of discounts on securities      40,551       53,333
      Amortization of loan fees                      0      (81,636)
      Provision for loan losses                400,000       96,721
      Deferred income taxes                   (109,392)     399,080
      Net realized gains on securities               0       (4,768)
      Deferred compensation & pension expense   71,215       (1,351)
      Changes in assets and liabilities:
       Accrued income                           (5,010)    (113,535)
       Other assets                           (677,847)  (1,294,604)
       Accrued interest payable                 34,638       26,907
       Other liabilities                        97,756      (93,117)
                                            ----------   ----------
   Net cash provided by operating activities 1,354,149      562,754
                                            ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in federal funds sold         2,375,000    4,615,000
  Purchases of investment securities        (8,295,085) (23,426,058)
  Sale of investment securities                      0      493,672
  Net decrease in int-bearing deposits       2,000,000    7,100,000
  Maturity of investment securities          4,673,759   12,754,199
  Net (increase) decrease in loans          (2,149,479)     350,937
  Proceeds from sale of other real estate            0       10,000
  Purchases of properties and equipment       (273,625)    (414,473)
                                            ----------   ----------
   Net cash (used) in investing activities  (1,669,430)   1,483,277
                                            ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                      1,365,445    1,958,192
  Net (decrease) in time deposits             (950,620)  (3,068,181)
  Dividends paid                              (271,816)    (271,239)
  Net (decrease) fed funds purchased                 0            0
  Common Stock Purchased                      (784,620)      (7,329)
  Common Stock Reissued                         31,401            0
                                            ----------   ----------
   Net cash used in financing activities      (610,210)  (1,388,557)
                                            ----------   ----------
   Net decrease in cash & cash equivalents    (925,491)     657,474

CASH AND CASH EQUIVALENTS, BEGINNING         3,775,280   _2,985,331
                                            ----------   ----------
CASH AND CASH EQUIVALENTS, ENDING          $ 2,849,789  $ 3,642,805
                                            ==========   ==========

See Notes to Consolidated Financial Statements                                 7

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the Nine Months ended September 30, 2000 and 1999 (Unaudited)
-------------------------------------------------------------------------------

                                                                   2000              1999
                                                                   ----              ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                               $     4,369,191    $     4,174,740
                                                             ===============    ===============

 Income taxes paid                                           $       269,495    $       438,077
                                                             ===============    ===============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                                    $       625,454    $             0
                                                             ===============    ===============


See Notes to Consolidated Financial Statements                                 8

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

     The consolidated financial statements as of September 30, 2000 and for the periods ended September 30, 2000 and 1999 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's Annual Report for the fiscal year ended December 31, 1999.

     The Bank of Floyd and its wholly owned subsidiary, FBC, Inc. are organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.'s assets and operations consist primarily of a minority interest in a title insurance company. The Bank serves the counties of Floyd, Montgomery, and Roanoke, Virginia and the City of Roanoke, Virginia through five banking offices.

     All significant intercompany accounts and transactions have been elimi-nated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the nine months ended September 30.

                                                 2000            1999
                                                 ----            ----
      Balance at January 1                   $ 1,661,521     $ 1,668,201
      Provision charged to operations            400,000          96,721
      Loans charged off, net of recoveries      (941,553)       (139,066)
                                             -----------     -----------
         Balance at September 30             $ 1,119,968     $ 1,625,856
                                             ===========     ===========

NOTE 3. COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 2000 and 1999 is as follows:

                                                 2000             1999
                                                 ----             ----
      Commitments to extend credit           $10,370,000      $ 5,284,424
      Standby letters of credit                  647,102           30,000
                                             -----------      -----------
                                             $11,017,102      $ 5,314,424
                                             ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparision of nine months ended September 30, 2000 and 1999

     Net income for the nine months ended September 30, 2000 was $1,332,934, a decrease of 6.7% compared to September 30, 1999. This decrease was a result of a credit loss provision of $400,000 in 2000 compared to $96,721 in 1999. The provision increased due to a higher amount of loans placed on nonaccrual. Management believes the provision and the resulting allowance for credit losses to be adequate.

     Interest income increased $336,594 from September 30, 2000 to 1999 as interest expense increased $202,182 over 1999. Net interest income for the nine months ended September 30, 2000 increased by 3.3% of net interest income for the nine months ended September 30, 1999.

Comparison of three months ended September 30, 2000 and 1999.

     For the three months ended September 30, 2000, the Bank earned $443,883 in net income compared to $490,269 for the quarter ended September 30, 1999.

     Interest income was $2,919,216 for the quarter ended September 30, 2000, compared to $2,712,602 for the same period of 1999.

     Interest expense for the quarter ended September 30, 2000 was $1,499,325, up $113,175 from $1,386,150 for the quarter ended September 30, 1999.

     The provision for credit losses was $150,000 for the quarter ended September 30, 2000 and $40,000 for the quarter ended September 30, 1999. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 2000 were $159,279,166 compared to $158,140,485 at December 31, 1999, an increase of $1,138,681. Cash and due from Banks decreased $925,491 during the nine-month period as excess cash reserves, which had been accumulated for Y2K concerns, were eliminated. Interest-bearing deposits with banks and federal funds sold decreased collectively by $4,375,000. The company is using these funds to invest in long-term, high-yield securities. Other assets increased by $677,847 for the period. Foreclosures of real estate and repossessions of equipment have attributed to this increase.


CAPITAL ADEQUACY

     Shareholder's equity amounted to $18,277,844 at September 30, 2000, an increase of $520,247 compared to the December 31, 1999 balance of $17,757,597.

The increase resulted from earnings for the nine months offset by a decrease in the market value of securities, dividends paid, and shares of stock repurchased.

     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At September 30, 2000 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 14.6%, a ratio of total risk-based capital to risk-weighted assets of 15.7% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended September 30, 2000 of 9.2%.

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

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

         None.



                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARDINAL BANKSHARES CORPORATION


Date:   November 10, 2000                By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer