Form 10QSB/A
period 1999-09-30
CARDINAL BANKSHARES CORP
filed 2000-12-22
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A
(Mark One)
  X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1999
                              or
____ Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from_______________ to__________________.

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

   Consolidated Statements of Operations for the Three
     and Nine Months Ended September 30, 1999 and 1998......................4

   Consolidated Statements of Stockholders' Equity for the
    Periods Ended September 30, 1999 and 1998...............................5

   Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 1999 and 1998.....................................6-7

   Notes to Consolidated Financial Statements.............................8-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................10



PART II.  OTHER INFORMATION................................................11




       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------

                                              September 30,    December 31,
                                                1999               1998
                                            ------------       ------------
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  3,642,805       $  2,985,331
 Interest-bearing deposits with banks                  0          7,100,000
 Federal funds sold                            7,210,000         11,825,000
 Investment securities available for sale     31,872,106         25,981,443
 Investment securities held to maturity       18,408,406         15,347,979
 Loans, net of allowance for credit losses
  of $1,625,856 in 1999 and $1,668,201 in
  1998                                        85,443,484         85,809,506
 Property and equipment, net                   2,442,281          2,173,693
 Accrued income                                1,097,992            984,457
 Other assets                                  2,491,636          1,202,294
                                             -----------        -----------
          Total assets                      $152,608,710       $153,409,703
                                             ===========        ===========
LIABILITIES
  Demand deposits                           $ 16,131,228       $ 15,553,868
  Interest-bearing deposits                   10,190,700          9,991,178
  Savings deposits                            19,657,487         18,476,177
  Large denomination time deposits            15,704,269         15,666,927
  Other time deposits                         72,417,387         75,522,910
                                             -----------        -----------
         Total deposits                      134,101,071        135,211,060
Federal funds purchased                                0                  0
Other borrowed funds                                   0                  0
Accrued interest payable                         267,616            240,709
Other liabilities                                542,341            636,809
                                             -----------        -----------
         Total liabilities                   134,911,028        136,088,578
                                             -----------        -----------
  Commitments and contingencies
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 511,771
   shares in 1999 and 511,911 in 1998          5,117,710          5,119,110
  Surplus                                      2,925,150          2,925,150
  Retained earnings                           10,276,374          9,123,733
  Unrealized appreciation (depreciation) on
    investment securities available for sale    (621,552)           153,132
                                             -----------        -----------
       Total stockholders' equity             17,697,682         17,321,125
                                             -----------        -----------
       Total liabilities and stockholders'
       equity                               $152,608,710       $153,409,703
                                             ===========        ===========

See Notes to Consolidated Financial Statements                              3

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Quarter and Nine Months ended September 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                                         Nine              Nine
                                                    Quarter             Quarter          Months            Months
                                                     Ended               Ended           Ended             Ended
                                                    Sept 30,            Sept 30,        Sept 30,          Sept 30,
                                                      1999                1998            1999              1998
                                                  (Unaudited)         (Unaudited)     (Unaudited)       (Unaudited)
INTEREST INCOME:
  Loans and fees on loans                       $     1,909,501  $      2,035,113  $     5,762,139  $      6,058,998
  Federal funds sold                                    128,570           126,767          362,913           320,749
  Interest-bearing deposits                                   0                 0          187,741                 0
  Taxable investment securities                         136,946           492,524        1,364,165         1,663,411
  Investment securities exempt
    from federal tax                                    537,585           169,700          564,854           460,811
                                                 --------------   ---------------   --------------   ---------------

     Total interest income                            2,712,602         2,824,104        8,241,812         8,503,969
INTEREST EXPENSE ON DEPOSITS:
  Deposits                                            1,386,150         1,442,340        4,201,647         4,345,718
                                                 --------------   ---------------   --------------   ---------------

     Net interest income                              1,326,452         1,381,764        4,040,165         4,158,251
PROVISION FOR CREDIT LOSSES                              40,000            70,000           96,721           205,000
                                                 --------------   ---------------   --------------   ---------------

     Net interest income after
       provision for loan loss                        1,286,452         1,311,764        3,943,444         3,953,251
                                                 --------------   ---------------   --------------   ---------------
NON INTEREST INCOME:
  Service charges on deposit
    Accounts                                             58,109            37,662          141,667           107,651
  Other service charges                                  36,288             9,393           36,288            21,651
  Net realized gains on sales of
    securities                                            4,768             7,606            4,768            27,189
  Gains on sales of other
    real estate                                          10,000                 0           10,000                 0
  Other income                                           21,534           124,308          111,495           177,887
                                                 --------------   ---------------   --------------   ---------------

     Total non interest income                          130,699           178,969          304,218           334,378
                                                 --------------   ---------------   --------------   ---------------
NON INTEREST EXPENSE:
  Salaries and employee benefits                        409,830           470,391        1,443,120         1,339,294
  Occupancy expense                                      39,960            32,798          111,740            92,690
  Equipment expense                                      88,781            61,474          214,471           181,643
  Other expense                                         199,777           197,470          548,405           554,299
                                                 --------------   ---------------   --------------   ---------------

Total non interest expense                              738,348           762,133        2,317,736         2,167,926
                                                 --------------   ---------------   --------------   ---------------

     Income before income taxes                         678,803           728,600        1,929,926         2,119,703
Income tax expense                                      188,534           193,972          500,087           576,996
                                                 --------------   ---------------   --------------   ---------------
     Net income                                  $      490,269   $       534,628   $    1,429,839   $     1,542,707
                                                 ==============   ===============   ==============   ===============
BASIC EARNINGS PER SHARE                         $         .96    $          1.04   $         2.79   $          3.01
                                                 =============    ===============   ==============   ===============

See Notes to Consolidated Financial Statements                              4

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months ended September 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                      ACCUMULATED   TOTAL
                                                                         OTHER      STOCK-
                                      COMMON              RETAINED   COMPREHENSIVE  HOLDERS'
                                      STOCK     SURPLUS   EARNINGS    INCOME(LOSS)  EQUITY
                                    ----------  -------  ---------  -------------  --------
January 1, 1998                     $5,119,110 $2,925,150 $ 7,727,506  $ 212,385  $15,984,151
Net income                                                  1,938,852               1,938,852
Change in market value
 of investment securities
 available for sale, net
 of income taxes                                                         (31,938)     (31,938)
Reclassification adjustment                                              (27,315)     (27,315)
                                                                                   ----------
                                                                                     1,879,599
Dividends paid
  ($1.06 per share)                                           (542,625)               (542,625)
Common stock purchased                   (2,500)               (11,000)                (13,500)
Common stock reissued                     2,500                 11,000                  13,500
                                      ---------  ---------  ----------   --------   ----------

December 31, 1998                    $5,119,110 $2,925,150 $ 9,123,733  $ 153,132  $17,321,125
                                      ---------  ---------  ----------   --------   ----------


Net income                                                   1,429,839               1,429,839
Net change in unrealized
 Depreciation on investment
 Securities available for
 Sale                                                                    (774,684)    (774,684)
                                                                                    ----------
Total Comprehensive Income                                                             655,155

Dividends paid ($.53 per share)                               (271,239)               (271,239)
Common stock purchased                   (1,400)                (5,959)                 (7,359)
Common stock reissued                         0                      0                       0
                                      ---------  ---------  ----------   --------   ----------

Sept 30, 1999                        $5,117,710 $2,925,150 $10,276,374  $(621,552) $17,697,682
                                      =========  =========  ==========   ========   ==========




See Notes to Consolidated Financial Statements                              5

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 1999 and 1998 (Unaudited)
-------------------------------------------------------------------------------

                                                      Nine Months
                                                  Ended September 30,
                                                   1999        1998
                                                   ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ 1,429,839  $ 1,542,707
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization              145,885       117,463
      Accretion of discounts on securities        53,333        38,130
      Amortization of loan fees                  (81,636)      (91,438)
      Provision for loan losses                   96,721       205,000
      Deferred income taxes                      399,080             0
      Net realized gains on securities            (4,768)      (27,189)
      Deferred compensation & pension expense     (1,351)       49,038
      Changes in assets and liabilities:
       Accrued income                            (113,535)      14,674
       Other assets                            (1,294,604)    (199,106)
       Accrued interest payable                    26,907       22,969
       Other liabilities                          (93,117)    (147,944)
                                                ----------  -----------
   Net cash provided by operating activities      562,754    1,524,304

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in federal funds sold          4,615,000   (6,935,000)
  Purchases of investment securities          (23,426,058) (12,216,872)
  Sale of investment securities                   493,672       12,125
  Net decrease in int-bearing deposits          7,100,000      (99,231)
  Maturity of investment securities            12,754,199   17,381,446
  Net decrease in loans                           350,937    1,032,957
  Proceeds from sale of other real estate          10,000       87,979
  Purchases of properties and equipment          (414,473)    (612,837)
  Proceeds from sale of Bank Land                       0       90,000
                                                __________   __________
   Net cash (used) in investing activities      1,483,277   (1,259,433)
                                                __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW,
   and savings deposits                         1,958,192    2,296,966
  Net (decrease) in time deposits              (3,068,181)  (1,933,001)
  Dividends paid                                 (271,239)    (266,195)
  Net (decrease) fed funds purchased                    0            0
  Common Stock Purchased                           (7,329)           0
  Common Stock Reissued                                 0            0
                                                __________   __________
   Net cash used in financing activities       (1,388,557)      97,770
                                                __________   __________
   Net increase in cash & cash equivalents        657,474      362,641


CASH AND CASH EQUIVALENTS, BEGINNING         $  2,985,331  $ 1,941,494
                                               ==========   ===========

CASH AND CASH EQUIVALENTS, ENDING            $  3,642,805  $ 2,304,135
                                               ==========   ===========

See Notes to Consolidated Financial Statements                              6

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the Nine Months ended September 30, 1999 and 1998 (Unaudited)
-------------------------------------------------------------------------------

                                                                       1999              1998
                                                                       ----              ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                                     $  4,174,740       $ 4,322,749
                                                                   ============       ===========

 Income taxes paid                                                 $    438,077       $   724,089
                                                                   ============       ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                                          $          0       $         0
                                                                   ============       ===========


See Notes to Consolidated Financial Statements                              7

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

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the nine months ended September 30.

                                                 1999            1998
                                                 ----            ----
      Balance at January 1                   $ 1,668,201     $ 1,452,126
      Provision charged to operations             96,721         205,000
      Loans charged off, net of recoveries      (139,066)         (8,810)
                                              ----------      ----------
         Balance at September 30             $ 1,625,856     $ 1,648,316
                                              ==========      ==========

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

                                                 1999             1998
                                                 ----             ----
      Commitments to extend credit           $ 5,284,424      $ 4,980,531
      Standby letters of credit                   30,000          368,600
                                              ----------       ----------
                                             $ 5,314,424      $ 5,349,131
                                              ==========       ==========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended September 30, 1999, the Bank earned $490,269 in net income compared to $534,628 for the quarter ended September 30, 1998. The decrease of $44,359 was due primarily to a decrease in net interest income.

     Interest income was $2,712,602 for the quarter ended September 30, 1999, compared to $2,824,104 for the same period of 1998. The quarterly decrease was due mainly to a decrease in yields on average earning assets.

     Interest expense for the quarter ended September 30, 1999 was $1,386,150, down $56,190 from $1,442,340 for the quarter ended September 30, 1998. The decrease was due to a decrease in interest bearing deposits and lower interest rates when compared to the quarter ended September 30, 1998.

     The provision for credit losses was $40,000 for the quarter ended September 30, 1999 and $70,000 for the quarter ended September 30, 1998. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 1999 were $152,608,710 compared to $153,409,703 at December 31, 1998. Net loans decreased by $366,022.


CAPITAL ADEQUACY

     Shareholder's equity amounted to $17,697,682 at September 30, 1999, an increase of $376,557 over the December 31, 1998 balance of $17,321,125. The increase was a result of the earnings for the nine months offset by a decrease in the market value of securities that are classified as available for sale and the payment of $271,239 in dividends.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At September 30, 1999 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 14.80%, a ratio of total risk-based capital to risk-weighted assets of 16.06% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended September 30, 1999 of 9.20%.

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