Form 10KSB
period 2000-12-31
CARDINAL BANKSHARES CORP
filed 2001-04-02
CIK 1022759

U.S. Securities And Exchange Commission
                           Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)
_X_ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 (Fee required) For the fiscal year ended December 31, 2000
                                        or
___ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ________ to _______

       Commission file no. 0-28780

                        Cardinal Bankshares Corporation
                        --------------------------------
                 (Name of small business issuer in its charter)

               Virginia                             54-1804471
               --------                             ----------
        (State or other jurisdiction               (IRS Employer
     of incorporation or organization)           Identification No.)

          101 Jacksonville Circle
          Floyd, Virginia                              24091

          -----------------                            -----
         (Address of principal executive offices)               (Zip Code)

                                (540) 745-4191
                                --------------
               Issuer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, par value $10.00 per share
           ----------------------------------------

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
      Yes __X__ No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $12,113,944.

The aggregate market value of the voting stock as of March 22, 2001, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $20,476,440.

511,911 shares of the Issuer's common stock were issued and outstanding as of March 22, 2001.

Transitional Small Business Disclosure Format. (Check one):  Yes___  No _X_

                        DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2000 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and Part III,
Item 13. The issuer's Proxy Statement dated March 23, 2001 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.


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

       (B) DESCRIPTION OF THE BUSINESS

       The principle business of the Company and Bank is to provide comprehensive individual and corporate banking services through its main office in Floyd, Virginia, and its branch offices in Hillsville, Christiansburg, Roanoke and Willis, Virginia. Effective April 6, 1994, the Bank acquired a 7-1/2% interest in Virginia Title Center, LLC (a title insurance company) through its acquisition by FBC, Inc. (a wholly owned subsidiary of the Bank). FBC, Inc. has no significant assets or operations other than its interest in Virginia Title Center, LLC.

       (1) SERVICES

       The Bank is a full service retail commercial bank offering a wide range of services, including demand and time deposits as well as installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies.

       (2) COMPETITIVE CONDITIONS

       The bank business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 2000, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The competing institution is not locally owned.

       Floyd County generates approximately 80% of the Bank's total deposits. In the other parts of the Bank's trade area (the Virginia counties of Roanoke, Montgomery, and Carroll and the City of Roanoke, Virginia), there are a number of locally owned community banks, statewide banking organizations, and affiliate banks of southeast regional bank holding companies in operation.

       (3) MATERIAL CUSTOMERS

       Deposits are derived from a broad base of customers in its trade area. No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Bank.

       The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2,000,000. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to customers who are motel and bed-and-breakfast owners and operators. Total loans and loan commitments to this industrial group amounted to approximately $13,200,000 and $10,800,000 at December 31, 2000 and 1999,
       respectively.

       (4) RIGHTS

       No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

       (5) NEW SERVICES

       The Company has expended no material dollars on research activities relating to new lines of business in the last two years. However, in the year 2001, the Company will continue to weigh the opportunities now available after passage of the Gramm-Leach-Bliley Act in 1999. Some of the products and services that now may be offered by the Company are property, casualty, life, automobile, disability, and group insurance products as well as brokerage services and others.

       (6) ENVIRONMENTAL LAWS

       Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company's capital expenditures, earnings or competitive position.

       (7) EMPLOYEES

       The Bank had 27 officers, 60 full-time employees and 3 part-time employees as of December 31, 2000. Employee relations have been good.

ITEM 2. DESPRIPTION OF PROPERTY

       The present headquarters of the Company consists of a three-story brick building, with approximately 21,200 square feet of floor space located at 101 Jacksonville Circle, Floyd, Virginia. The Bank also owns its branch offices in Hillsville and Roanoke, Virginia which have drive-up facilities. The Bank's Willis and Christiansburg, Virginia offices operate from leased facilities.

       The Bank also owns a three-story brick building adjacent to its main office which serves as the Bank's conference room, training room and which provides space for expansion of the financial services now offered.

ITEM 3. LEGAL PROCEEDINGS

       Neither the Company not the Bank or its subsidiary are a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank or its subsidiary.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (A) Beginning in 1997, the Company's stock was listed on the NASDAQ Bulletin Board under the symbol CDBK.OB. Prior to 1997, no active public market existed for the common stock of the bank. Transfer of the common stock occurred from time to time, but management had no direct access to the prices realized in those trades. Based on information available to the Bank concerning such trading, the following table shows the trading ranges of the Common Stock for the previous five years. The table has been adjusted for the effects of a four for one stock split in 1995 and a 10% stock dividend in 1997.

                   Year                 High                   Low
              -------------        --------------         -------------

                   2000            $        36.75         $       31.00
                   1999            $        53.00         $       40.00
                   1998            $        57.00         $       48.25
                   1997            $        47.00         $       44.00
                   1996            $        44.00         $       35.45
                   1995            $        35.45         $       21.59

       (B) The approximate number of holders of the Bank's 511,911 Common Stock Securities as of December 31, 2000, is 600.

       (C) Dividends paid for 2000 were $1.18 and 1999 were $1.11 per share owned. The Company's ability to declare and pay dividends in the future will be dependent upon its consolidation income and fiscal condition, tax considerations, and general business condition. Subject to these considerations, dividends may be declared only at the discretion of the Board of Directors. The Company presently expects that dividends will continue to be paid in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

       The information required under this item is incorporated by reference to the Company's Annual Report to Stockholders, Exhibit 13.1, pages 24-42.

ITEM 7. FINANCIAL STATEMENTS

       The following consolidated financial statements of the registrant and the Independent Auditor's Report set forth on pages 2 through 22 of the Company's 2000 Annual Report to Stockholders are incorporated herein by reference:

       (1)    Independent Auditor's Report

       (2)    Consolidated Balance Sheets as of December 31, 2000 and 1999

       (3) Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

       (4) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998.

       (5) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

       (6)    Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       NONE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The Executive Officer of the Company as of December 31, 2000 is listed on page 3 of the Company's Proxy statement dated March 28, 2001 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption "Election of Directors" on page 2 of the Company's Proxy statement date March 28, 2001, which information is incorporated herein by reference.

       The disclosure required by item 405 of regulation S-K is set out under the caption "Beneficial Ownership Reporting Compliance" section 16(a) on page 5 of the Company's Proxy Statement dated March 28, 2001, which information is incorporated by reference.

ITEM 10. EXECUTIVE COMPRENSATION

       The information set forth under "Executive Compensation" and "Directors Meetings, Committees and Fees" on page 4 of the Company's Proxy Statement dated March 28, 2001 is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information set forth under "Ownership of Common Stock" on pages 3, 4 and 5 of the Company's Proxy Statement dated March 28, 2001 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information contained under "Certain Transactions" on page 5 of the Company's Proxy Statement dated March 28, 2001 is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    The following documents are filed as part of the report:

                                                   2000 Annual Report
                                               To Stockholders Pages (s)*
                                               --------------------------

       1.     Financial Statements:

       Independent Auditors' Report                         5

       Consolidated Balance Sheets
       December 31, 2000 and 1999                           6

       Consolidated Statements of Income
       years ended December 31, 2000
       1999, and 1998                                       7

       Consolidated Statements of Stock-
       holders' Equity years ended
       December 31, 2000, 1999, and 1998                    8

       Consolidated Statements of Cash
       Flows years ended December 31,
       2000, 1999, and 1998                                 9

       Notes to Consolidated Financial
       Statements                                        10 - 25


* Incorporated by reference from the indicated pages of the 2000 Annual Report to Stockholders

       2.     Financial Statement Schedules:

              All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

       3.     Exhibits:

              The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-KSB.

              REPORTS ON FORM 8-K

              None.

              EXHIBITS

              See Item 13(a)3 above.

              FINANCIAL STATEMENT SCHEDULES

              See Item 13(a)2 above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CARDINAL BANKSHARES CORPORATION


Date:   March 26, 2001              By: s/ Ronald Leon Moore
                                        ---------------------
                                        Ronald Leon Moore
                                        President and CEO

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                 Date
       ---------                      -----                 ----

s/ Ronald Leon Moore        Director, President and      March 26, 2001
- -------------------------   Chief Executive Officer
Ronald Leon Moore           (principal financial and
                            accounting officer).

s/ K. Venson Bolt
- -------------------------   Director                     March 26, 2001
K. Venson Bolt

s/ J. H. Conduff
- -------------------------   Director                     March 26, 2001
J. H. Conduff

s/ W. R. Gardner, Jr.
- -------------------------   Director                     March 26, 2001
W. R. Gardner, Jr.

s/ C. W. Harman
- -------------------------   Director                     March 26, 2001
C. W. Harman

s/ Kevin D. Mitchell
- -------------------------   Director                     March 26, 2001
Kevin D. Mitchell

s/ Dorsey H. Thompson
- -------------------------   Director                     March 26, 2001
Dorsey H. Thompson

                                INDEX TO EXHIBITS

                                                          PAGE NO. IN
EXHIBIT NO.                DESCRIPTION                 SEQUENTIAL SYSTEM
- -----------  ----------------------------------------  -----------------

  13.1       2000 Annual Report to Stock-
             holders (Such Report, except to
             the extent incorporated herein
             by reference, is being furnished
             for the information of the
             Commission only and is not
             deemed to be filed as part of
             this Report on Form 10-KSB)                         ---

   3.1       Cardinal Bankshares Corporation,         Incorporated by
             Articles of Incorporation.               reference to the
                                                      Company's Registration
                                                      on Form 8-A, filed
                                                      August 16, 1996


   3.2       Cardinal Bankshares Corporation          Incorporated by
             by-laws                                  reference to the
                                                      Company's 1996 Annual
                                                      Report filed on Form
                                                      10-KSB on March 26,
                                                      1997


  21.1       Subsidairies of Cardinal                            ---
             Bankshares Corporation



Sec. 8 - Reference herein to directors, officers, employees or agents shall include former directors, officers, employees and agents and their respective heirs, executors and administrators.