Form 10QSB
period 2001-03-31
CARDINAL BANKSHARES CORP
filed 2001-05-15
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the quarterly period ended March 31, 2001
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
     for the transition period from__________________ to __________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of May 10, 2001 was 1,535,733

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


   Consolidated Balance Sheets as of March 31, 2001 and
    December 31,2000........................................................3

   Consolidated Statements of Operations for the Three
    Months Ended March 31, 2001 and 2000....................................4

   Consolidated Statements of Stockholders' Equity for the
    Three Months Ended March 31, 2001 and the Year Ended
    December 31, 2000.......................................................5

   Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 2001 and 2000.........................................6-7

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

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                              March 31,        December 31,
                                                2001               2000
                                            ------------       ------------
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  2,753,384       $  2,631,298
 Interest-bearing deposits with banks                  -                  -
 Federal funds sold                           13,555,000          4,475,000
 Investment securities available for sale     29,933,144         37,320,415
 Investment securities held to maturity       19,492,461         19,351,824
 Restricted equity securities                    630,700            630,700
 Loans, net of allowance for credit losses
  of $1,172,300 in 2001 and $1,133,993 in
  2000                                        96,439,394         92,601,863
 Property and equipment, net                   2,439,986          2,486,648
 Accrued income                                1,105,176          1,288,241
 Foreclosed assets                               415,151            428,151
 Other assets                                  1,156,869          2,025,775
                                            ------------       ------------
          Total assets                      $167,921,265       $163,239,915
                                            ============       ============

LIABILITIES
  Noninterest-bearing deposits              $ 18,517,654       $ 18,346,247
  Interest-bearing deposits                  128,489,551        124,687,105
                                             -----------        -----------
         Total deposits                      147,007,205        143,033,352
Accrued interest payable                         301,744            272,507
Other liabilities                                183,072            255,968
                                             -----------        -----------
         Total liabilities                   147,492,021        143,561,827
                                             -----------        -----------
  Commitments and contingencies
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 1,535,733
   shares in 2001 and 511,911 in 2000         15,357,330          5,119,110
  Surplus                                      2,925,150          2,925,150
  Retained earnings                            2,067,504         11,764,483
  Unrealized appreciation (depreciation) on
    investment securities available for sale      79,260           (130,655)
                                             -----------        -----------
       Total stockholders' equity             20,429,244         19,678,088
                                             -----------        -----------
       Total liabilities and stockholders'
       equity                               $167,921,265       $163,239,915

See Notes to Consolidated Financial Statements                            3

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months ended March 31, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                    March 31,
                                                            2001       2000
                                                            ----       ----
                                                         (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans                               $ 2,165,254  $ 1,958,625
  Federal funds sold                                         73,353      111,043
  Taxable investment securities                             575,311      588,655
  Investment securities exempt
    from federal tax                                        237,674      219,827
  Deposits with banks                                             0       18,820
                                                         ----------   ----------

     Total interest income                                3,051,592    2,896,970
                                                         ----------   ----------
INTEREST EXPENSE ON DEPOSITS:
  Deposits                                                1,617,880    1,453,306
  Federal funds purchased                                         0            0
  Other borrowed funds                                            0        1,508
                                                         ----------   ----------

  Total interest expense                                  1,617,880    1,454,814
                                                         ----------   ----------

     Net interest income                                  1,433,712    1,442,156
PROVISION FOR CREDIT LOSSES                                  97,500      120,000
                                                          ----------  ----------
     Net interest income after
       provision for loan loss                            1,336,212    1,322,156
NON INTEREST INCOME:
  Service charges on deposit
    accounts                                                 68,890       48,606
  Other service charges and fees                             17,609        9,773
  Net realized gains on sales of
    Securities                                                3,420            0
  Other income                                               41,258       19,571
                                                         ----------   ----------
     Total non interest income                              131,177       77,950
NON INTEREST EXPENSE:
  Salaries and employee benefits                            451,700      389,953
  Occupancy expense                                          53,483       40,976
  Equipment expense                                          69,567       70,292
  Foreclosed assets, net                                      1,878            0
  Other expense                                             219,824      212,590
                                                         ----------   ----------
     Total non interest expense                             796,452      713,811
                                                         ----------   ----------
     Income before income taxes                             670,937      686,295

Income tax expense                                          129,696      160,549
                                                         ----------   ----------
     Net income                                          $  541,241   $  525,746
                                                         ==========   ==========
BASIC EARNINGS PER SHARE                                 $     0.35   $     0.34

See Notes to Consolidated Financial Statements                              4

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months ended March 31, 2001 (Unaudited) and the Year ended December 31, 2000 (Audited)
--------------------------------------------------------------------------------

                                                          ACCUMULATED    TOTAL
                                                             OTHER       STOCK-
                         COMMON                RETAINED  COMPREHENSIVE   HOLDERS'
                         STOCK      SURPLUS     EARNINGS   INCOME(LOSS)  EQUITY
                       ----------   -------   ---------  -------------   --------
January 1, 2000       $5,117,710 $2,925,150 $10,514,759 $  (800,022)  $17,757,597
Net income                     -          -   1,825,938           -     1,825,938
Net change in unrealized
 depreciation on investment
 securities available for
  sale, net of income taxes    -          -           -     669,367       669,367
                                                                       ----------
                                                                        2,495,305
Dividends paid
  ($1.18 per share)           -          -     (582,014)          -      (582,014)
Common stock purchased (200,640)         -     (584,763)          -      (785,403)
Common stock reissued   202,040          -      590,563           -       792,603
                        ---------  ---------  ----------   --------    ----------

December 31, 2000      5,119,110  2,925,150  11,764,483   (130,655)    19,678,088

Net income                    -          -      541,241          -        541,241
Net change in unrealized
 Depreciation on investment
 Securities available for
 Sale, net of taxes           -          -            -    209,915        209,915
                                                                      -----------
                                                                          751,156
Stock split (3 for 1)
 effected in the form
 of a dividend        10,238,220         -  (10,238,220)         -             -
                       ---------- ----------  -----------  ---------  -----------

March 31, 2001        $15,357,330 $2,925,150  $ 2,067,504  $  79,260  $20,429,244
                      =========== ==========  ===========  =========  ===========








See Notes to Consolidated Financial Statements                              5

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2001 and 2000 (Unaudited)
-------------------------------------------------------------------------------

                                                   Three Months
                                                  Ended March 31,
                                                2001           2000
                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $  541,241   $   525,746
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization             61,208        50,715
      Accretion of discounts on securities      (3,126)        3,740
      Provision for loan losses                 97,500       120,000
      Deferred income taxes                    108,138        63,269
      Net realized gains on securities           3,420             0
      Deferred compensation & pension expense   25,689        23,738
      Changes in assets and liabilities:
       Accrued income                          183,065         5,044
       Other assets                            662,210      (113,832)
       Accrued interest payable                 29,237        14,987
       Other liabilities                       (98,585)      177,635
                                             ---------     ---------
   Net cash provided by operating activities 1,609,997       871,042
                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in
    federal funds sold                      (9,080,000)    1,985,000
  Purchases of investment securities        (3,945,111)   (5,552,959)
  Sale of investment securities                      0             0
  Net decrease in interest-bearing deposits          0     2,000,000
  Maturity of investment securities         11,512,924       955,142
  Net (increase) decrease in loans          (3,935,031)      127,496
  Proceeds from sale of other real estate            0             0
  Purchases of properties and equipment        (14,546)     (139,066)
                                            -----------     ---------
   Net cash (used) in investing activities  (5,461,764)     (624,387)
                                            -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) noninterest-
   bearing deposits                            171,407       573,906
  Net increase (decrease) in interest-
   bearing deposits                          3,802,446    (2,287,931)
  Dividends paid                                     0             0
  Common Stock Purchased                             0       (24,120)
  Common Stock Reissued                              0        31,401
                                            ----------     ---------
   Net cash used in financing activities     3,973,853    (1,706,744)
                                            ----------    ----------
   Net decrease in cash & cash equivalents     122,086    (1,460,089)

CASH AND CASH EQUIVALENTS, BEGINNING         2,631,298     3,775,280
                                            ----------    ----------
CASH AND CASH EQUIVALENTS, ENDING          $ 2,753,384   $ 2,315,191
                                            ==========    ==========

See Notes to Consolidated Financial Statements                            6

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the Three Months ended March 31, 2001 and 2000 (Unaudited)
-------------------------------------------------------------------------------

                                                   2001              2000
                                                   ----              ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                $ 1,588,643       $ 1,439,827
                                               ----------        ----------
 Income taxes paid                            $         0       $         0
                                               ----------        ----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                     $         0       $         0


See Notes to Consolidated Financial Statements                             7

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

     The consolidated financial statements as of March 31, 2001 and for the periods ended March 31, 2001 and 2000 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in the Company's Annual Report for the fiscal year ended December 31, 2000.

     The Bank of Floyd and its wholly owned subsidiary, FBC, Inc. are organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.'s assets and operations consist primarily of annuity sales and minority interests in an insurance company and a title insurance company. The Bank serves the counties of Floyd, Carroll, Montgomery, and Roanoke, Virginia and the City of Roanoke, Virginia through five banking offices.

     All significant intercompany accounts and transactions have been elimi-nated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the three months ended March 31.

                                                 2001            2000
                                                 ----            ----
      Balance at January 1                   $ 1,133,993     $ 1,661,521
      Provision charged to operations             97,500         120,000
      Loans charged off, net of recoveries       (59,193)       (207,708)
                                              ----------      ----------

         Balance at March 31                 $ 1,172,300     $ 1,573,813
                                             ===========     ===========

NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2001 and 2000 is as follows:

                                                 2001             2000
                                                 ----             ----
      Commitments to extend credit           $18,678,000     $ 13,793,000
      Standby letters of credit                  941,000           46,000
                                             -----------      -----------
                                             $19,619,000      $13,839,000
                                             ===========      ===========

NOTE 4.    SUBSEQUENT EVENTS

     On April 25, 2001, the Company announced a 3 for 1 stock split to be distributed to all stockholders of record as of April 25, 2001. ALL REFERENCES IN THE FINANCIAL STATEMENTS TO NUMBER OF SHARES AND PER SHARE AMOUNTS HAVE BEEN RETROACTIVELY RESTATED TO REFLECT THE SPLIT.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the quarter ended March 31, 2001, the Bank earned $541,241 in net income compared to $525,746 for the quarter ended March 31, 2000.

     Interest income was $3,051,592 for the quarter ended March 31, 2001, compared to $2,896,970 for the same period of 2000.

     Interest expense for the quarter ended March 31, 2001 was $1,617,880, an increase of 11.2% over the quarter ended March 31, 2000.

     The provision for credit losses was $97,500 for the quarter ended
March 31, 2001 compared to $120,000 for the quarter ended March 31, 2000. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at March 31, 2001 were $167,921,265 compared to $163,239,915 at December 31, 2000. Net loans increased almost $4 million over the quarter.

CAPITAL ADEQUACY

     Shareholder's equity amounted to $20,429,244 at March 31, 2001, an increase of $751,156 over the December 31, 2000 balance of $19,678,088. The increase was a result of the earnings for the three months and an increase in the market value of securities that are classified as available for sale.
                                                                               9
     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At March 31, 2001 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 14.4%, a ratio of total risk-based capital to risk-weighted assets of 15.5% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended March 31, 2001 of 8.9%.

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

                                       CARDINAL BANKSHARES CORPORATION


Date:   May 14, 2001                   By:  s/Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer
                                                                             10