Form 10QSB
period 2001-06-30
CARDINAL BANKSHARES CORP
filed 2001-08-13
CIK 1022759

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the quarterly period ended June 30, 2001
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
     for the transition period from ______________ to _________________.

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

      The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of August 10, 2001 was 1,535,733.

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


   Consolidated Balance Sheets as of June 30, 2001 and
    December 31,2000...........................................................3

   Consolidated Statements of Operations for the Six
    Months Ended June 30, 2001 and 2000........................................4

   Consolidated Statements of Operations for the Three
    Months Ended June 30, 2001 and 2000........................................5

   Consolidated Statements of Stockholders' Equity for the
    Six Months Ended June 30, 2001 and the Year Ended
    December 31, 2000..........................................................6

   Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2001 and 2000.............................................7-8

   Notes to Consolidated Financial Statements...............................9-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................10-11


PART II.  OTHER INFORMATION................................................11-12




       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------
                                              June 30,         December 31,
                                                2001               2000
                                            ------------       ------------
                                             (Unaudited)         (Audited)
ASSETS
 Cash and due from banks                    $  8,794,436       $  2,631,298
 Interest-bearing deposits with banks                  0                  0
 Federal funds sold                            4,630,000          4,475,000
 Investment securities available for sale     29,488,600         37,320,415
 Investment securities held to maturity       19,688,956         19,351,824
 Restricted equity securities                    630,700            630,700
 Loans, net of allowance for credit losses
  of $1,147,905 in 2001 and $1,133,993 in
  2000                                       105,058,153         92,601,863
 Property and equipment, net                   2,404,415          2,486,648
 Accrued income                                1,211,986          1,288,241
 Foreclosed assets                               214,151            428,151
 Other assets                                  1,092,691          2,025,775
                                            ------------       ------------
          Total assets                      $173,214,088       $163,239,915
                                            ============       ============

LIABILITIES
  Noninterest bearing deposits              $ 18,201,259       $ 18,346,247
  Interest-bearing deposits                  133,845,268        124,687,105
                                            ------------       ------------
         Total deposits                      152,046,527        143,033,352
Accrued interest payable                         287,074            272,507
Other liabilities                                315,000            255,968
                                            ------------       ------------
         Total liabilities                   152,648,601        143,561,827
                                            ------------       ------------
  Commitments and contingencies
STOCKHOLDERS'EQUITY:
  Common stock, $10 par value, authorized
   5,000,000 shares, issued 1,535,733
   shares in 2001 and 511,911 in 2000         15,357,330          5,119,110
  Surplus                                      2,925,150          2,925,150
  Retained earnings                            2,265,661         11,764,483
  Unrealized appreciation (depreciation) on
    investment securities available for sale      17,346           (130,655)
                                            ------------       ------------
       Total stockholders' equity             20,565,487         19,678,088
                                            ------------       ------------
       Total liabilities and stockholders'
       equity                               $173,214,088       $163,239,915
                                            ============       ============

See Notes to Consolidated Financial Statements                            3

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Six Months ended June 30, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                            Six Months Ended
                                                                June 30,
                                                            2001        2000
                                                        (Unaudited)  (Unaudited)

INTEREST INCOME:
  Loans and fees on loans                               $ 4,473,344  $3,816,509
  Federal funds sold                                        170,012     170,270
  Taxable investment securities                           1,050,797   1,196,011
  Investment securities exempt
    from federal tax                                        478,466     456,109
  Deposits with banks                                         3,242      20,291
                                                        -----------  ----------
    Total interest income                                 6,175,861   5,659,190

INTEREST EXPENSE ON DEPOSITS:
  Deposits                                                3,235,750   2,904,504
  Federal funds purchased                                         0           0
  Other borrowed funds                                            0           0
                                                        -----------  ----------
  Total interest expense                                  3,235,750   2,904,504
                                                        -----------  ----------
     Net interest income                                  2,940,111   2,754,686
PROVISION FOR CREDIT LOSSES                                 255,000     250,000
                                                        -----------  ----------
Net interest income after
    provision for loan loss                               2,685,111   2,504,686
NON INTEREST INCOME:
  Service charges on deposit
    accounts                                                136,851     101,882
  Other service charges and fees                             38,350      23,130
  Net realized gains on sales of
    Securities                                               44,340           0
  Other income                                               82,964      39,774
                                                        -----------  ----------
     Total non interest income                              302,505     164,786
NON INTEREST EXPENSE:
  Salaries and employee benefits                            749,112     857,880
  Occupancy expense                                          94,726      82,684
  Equipment expense                                         274,230     130,838
  Other expense                                             509,361     470,705
                                                        -----------  ----------
     Total non interest expense                           1,627,429   1,542,107
                                                        -----------  ----------
     Income before income taxes                           1,360,187   1,127,365

Income tax expense                                          329,000     238,314
                                                        -----------  ----------
     Net income                                         $ 1,031,187  $  889,051
                                                        ===========  ==========
BASIC EARNINGS PER SHARE                                $      0.67  $     0.58

See Notes to Consolidated Financial Statements                                4

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months ended June 30, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                June 30,
                                                           2001        2000
                                                        (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans and fees on loans                               $ 2,308,090 $ 1,857,884
  Federal funds sold                                         96,659      59,227
  Taxable investment securities                             475,486     607,356
  Investment securities exempt
    from federal tax                                        240,792     236,282
  Deposits with banks                                         3,242       1,471
                                                        -----------  ----------
    Total interest income                                 3,124,269   2,762,220

INTEREST EXPENSE ON DEPOSITS:
  Deposits                                                1,617,870   1,449,690
  Federal funds purchased                                         0           0
  Other borrowed funds                                            0           0
                                                        -----------  ----------
  Total interest expense                                  1,617,870   1,449,690
                                                        -----------  ----------
     Net interest income                                  1,506,399   1,312,530
PROVISION FOR CREDIT LOSSES                                 157,500     130,000
                                                        -----------  ----------
Net interest income after
    provision for loan loss                               1,348,899   1,182,530
NON INTEREST INCOME:
  Service charges on deposit
    accounts                                                 67,961      53,276
  Other service charges and fees                             20,741      13,357
  Net realized gains on sales of
    Securities                                               40,920           0
  Other income                                               41,706      20,203
                                                        -----------  ----------
     Total non interest income                              171,328      86,836
NON INTEREST EXPENSE:
  Salaries and employee benefits                            297,412     467,927
  Occupancy expense                                          41,243      41,708
  Equipment expense                                         204,663      60,546
  Other expense                                             287,659     258,115
                                                        -----------  ----------
     Total non interest expense                             830,977     828,296
                                                        -----------  ----------
     Income before income taxes                             689,250     441,070

Income tax expense                                          199,304      77,765
                                                        -----------  ----------
     Net income                                         $   489,946  $  363,305
                                                        ===========  ==========
BASIC EARNINGS PER SHARE                                $      0.32  $     0.24

See Notes to Consolidated Financial Statements                                5

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months ended June 30, 2001 (Unaudited) and the year ended December 31, 2000 (Audited)
--------------------------------------------------------------------------------

                                                                                ACCUMULATED        TOTAL
                                                                                   OTHER           STOCK-
                                COMMON                            RETAINED     COMPREHENSIVE      HOLDERS'
                                 STOCK            SURPLUS         EARNINGS      INCOME(LOSS)       EQUITY
                              ------------    --------------    ------------    ------------    ------------
January 1, 2000               $  5,117,710    $    2,925,150    $ 10,514,759    $   (800,022)   $ 17,757,597
Net income                              --                --       1,825,938              --       1,825,938
Net change in unrealized
 depreciation on
 investment securities
 available for sale, net
 of income taxes                        --                --              --         669,367         669,367
                                                                                                ------------
                                                                                                   2,495,305
Dividends paid
  ($1.18 per share)                     --                --        (582,014)             --        (582,014)
Common stock purchased            (200,640)               --        (584,763)             --        (785,403)
Common stock reissued              202,040                --         590,563              --         792,603
                              ------------    --------------    ------------    ------------    ------------
                                 5,119,110         2,925,150      11,764,483        (130,655)     19,678,088

Net income                              --                --       1,031,187              --       1,031,187
Net change in unrealized
 depreciation on investment
 securities available for
 sale, net of income taxes              --                --              --         148,001         148,001
                                                                                                ------------
                                                                                                   1,179,188
Dividends paid
  ($0.19 per share)                     --                --        (291,789)             --        (291,789)
Stock split (3 for 1)
 effected in the form
 of a dividend                  10,238,220                --     (10,238,220)             --              --
                              ------------    --------------    ------------    ------------    ------------
June 30, 2001                 $ 15,357,330    $    2,925,150    $  2,265,661    $     17,346    $ 20,565,487
                              ============    ==============    ============    ============    ============

See Notes to Consolidated Financial Statements
                                                                 6

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2001 and 2000 (Unaudited)
-------------------------------------------------------------------------------

                                                          Six Months
                                                        Ended June 30,
                                                    2001            2000
                                                ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  1,031,187    $    889,051
  Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization                  123,291          86,929
      Accretion of discounts on securities           (19,316)        (25,765)
      Provision for loan losses                      255,000         250,000
      Deferred income taxes                           76,243          77,063
      Net realized gains on securities               (44,340)              0
      Deferred compensation & pension expense         51,377               0
      Changes in assets and liabilities:
       Accrued income                                 76,255         (62,163)
       Other assets                                1,360,654      (1,013,154)
       Accrued interest payable                       14,567          (8,293)
       Other liabilities                               7,655         123,311
                                                ------------    ------------
   Net cash provided by operating activities       2,932,573         316,979
                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in federal funds sold                (155,000)      3,850,000
  Purchases of investment securities              (6,792,062)     (6,377,490)
  Sale of investment securities                            0               0
  Net decrease in interest-bearing deposits                0       2,000,000
  Maturity of investment securities               14,202,400       2,122,869
  Net increase in loans                          (12,711,290)       (295,966)
  Net proceeds from sale of other real estate          6,729               0
  Purchases of properties and equipment              (41,058)       (180,765)
                                                ------------    ------------
   Net cash (used) in investing activities        (5,490,821)      1,118,648
                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in non-interest
   bearing deposits                                 (144,988)      1,665,596
  Net (decrease) in interest
   bearing deposits                                9,158,163      (3,364,504)
  Dividends paid                                    (291,789)       (281,551)
  Net (decrease) fed funds purchased                       0               0
  Common Stock Purchased                                   0        (714,421)
  Common Stock Reissued                                    0          31,401
                                                ------------    ------------
   Net cash used in financing activities           8,721,386      (2,663,479)
                                                ------------    ------------
   Net decrease in cash & cash equivalents         6,163,138      (1,227,852)

CASH AND CASH EQUIVALENTS, BEGINNING               2,631,298       3,775,280
                                                ------------    ------------
CASH AND CASH EQUIVALENTS, ENDING               $  8,794,436    $  2,547,428
                                                ============    ============


See Notes to Consolidated Financial Statements                             7

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the Six Months ended June 30, 2001 and 2000 (Unaudited)
-------------------------------------------------------------------------------

                                                       2001              2000
                                                    -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                      $ 3,221,183      $ 2,912,797
                                                    -----------      -----------
 Income taxes paid                                  $   250,060      $   160,000
                                                    -----------      -----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Other real estate acquired in
      settlement of loans                           $         0      $         0

See Notes to Consolidated Financial Statements                                 8

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

     The consolidated financial statements as of June 30, 2001 and for the periods ended June 30, 2001 and 2000 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in the Company's Annual Report for the fiscal year ended December 31, 2000.

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

NOTE 2.  ALLOWANCES FOR CREDIT LOSSES

     The following is an analysis of the allowance for credit losses for the six months ended June 30.

                                                 2001            2000
                                             -----------     -----------
      Balance at January 1                   $ 1,133,993     $ 1,661,521
      Provision charged to operations            255,000         250,000
      Loans charged off, net of recoveries      (241,088)       (801,276)
                                             -----------     -----------
         Balance at June 30                  $ 1,147,905     $ 1,110,245
                                             ===========     ===========

NOTE 3.   COMMITMENTS AND CONTINGENCIES

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, is as follows:

                                                2001             2000
                                             -----------     -----------
      Commitments to extend credit            13,278,000     $ 6,697,608
      Standby letters of credit                  612,000         638,000
                                             -----------     -----------
                                             $13,890,000     $ 7,335,608
                                             ===========     ===========

NOTE 4.   STOCK SPLIT

     On April 25, 2001, the Company announced a 3-for-1 stock split to be distributed to all stockholders of record as of April 25, 2001. All references in the financial statements to number of shares and per share amounts have been retroactively restated to reflect the split.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparision of Six Months Ended June 30, 2001 and 2000

     Net income for the six months ended June 30, 2001 was $1,031,187, an increase of 16% compared to June 30, 2000. Net interest income increased 7% from June 30, 2000 to June 30, 2001. Provision for loan losses increased by $5,000. Management believes the provision and the resulting allowance for credit losses to be adequate.

     Interest income increased $516,671 from June 30, 2001 to 2000 as interest expense increased $331,246 over 2000.

Comparison of three months ended June 30, 2001 and 2000.

     For the three months ended June 30, 2001, the Bank earned $489,946 in net income compared to $363,305 for the quarter ended June 30, 2000.

     Interest income was $3,124,269 for the quarter ended June 30, 2001, compared to $2,762,220 for the same period of 2000.

     Interest expense for the quarter ended June 30, 2001 was $1,617,870, up $168,180 from $1,449,690 for the quarter ended June 30, 2000.

     The provision for credit losses was $157,500 for the quarter ended June 30, 2001 and $130,000 for the quarter ended June 30, 2000. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

     Total assets at June 30, 2001 were $173,214,088 compared to $163,239,915 at December 31, 2000, an increase of $9,974,173. Federal funds sold increased by $155,000 and other assets decreased by $933,084 for the period. Gross loans increased $12,470,202 compared to December 31, 2000 and accounted for 61% of total assets at June 30, 2001. Deposits increased $9,013,175. Loans to deposits at June 30, 2001 was 70% compared to 66% at December 31, 2000.

CAPITAL ADEQUACY

     Shareholder's equity amounted to $20,565,487 at June 30, 2001, an increase of $887,399 compared to the December 31, 2000 balance of $19,678,088. The increase was a result of earnings and an increase in the market value of securities offset by dividends paid.

     Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At June 30, 2001 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 13.96%, a ratio of total risk-based capital to risk-weighted assets of 15.02% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended June 30, 2001 of 8.99%.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   The annual Meeting of Stockholders was held on April 25, 2001.

     (b) The following directors were elected to serve a one-year term to the date of the 2002 Annual Meeting of Stockholders with at least 363,786 votes: K. Venson Bolt, William R. Gardner, Jr.,C.W. Harman, Kevin D. Mitchell, Ronald Leon Moore, and Dorsey H. Thompson.

     (c) The independent auditors, Larrowe & Company, PLC, were elected with at least 353,179 votes.

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

                                       CARDINAL BANKSHARES CORPORATION


Date:   August 10, 2001                By:  /s/ Ronald Leon Moore
                                            President, Chief Executive
                                            Officer, and Principal Financial
                                            Officer
                                                                              12