Form 10QSB
period 2001-09-30
CARDINAL BANKSHARES CORP
filed 2001-11-14
CIK 1022759

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                                   (Mark One)
   X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                for the quarterly period ended September 30, 2001
                                       or
  _____Transition Report under Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934
     for the transition period from__________________ to __________________.

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

                 Check whether the issuer: (1) filed all reports
               required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to
                           file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                    Yes [X]  No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     The number of shares outstanding of the Issuer's Common Stock, $10 Par value, as of November 12, 2001 was 1,535,733.

       Transitional Small Business Disclosure Format (check one):Yes [_] No X__

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

   Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 .................................   3

   Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2001 and 2000 ......   4

   Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2001
     and the Year Ended December 31, 2000 .....................................................................   5

   Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 ................   6

   Notes to Consolidated Financial Statements .................................................................   7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ............................................................................... 8-9

PART II.  OTHER INFORMATION ...................................................................................  10





All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

--------------------------------------------------------------------------------

Consolidated Balance Sheets
September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                    2001            2000
                                                           -------------   -------------
Assets
Cash                                                       $   3,269,752   $   2,631,298
Interest-bearing deposits with banks                                   -               -
Federal funds sold                                             9,800,000       4,475,000
Investment securities available for sale                      27,111,198      37,320,415
Investment securities held to maturity                        18,913,935      19,351,824
Restricted equity securities                                     841,898         630,700
Loans, net of allowance for loan losses $1,192,467
    in 2001 and $1,133,993 in 2000                           113,194,915      92,601,863
Property and equipment, net                                    2,355,520       2,486,648
Accrued income                                                 1,228,391       1,288,241
Foreclosed assets                                                217,528         428,151
Other assets                                                     905,454       2,025,775
                                                           -------------   -------------
      Total assets                                         $ 177,838,591   $ 163,239,915
                                                           =============   =============

Liabilities and Stockholders' Equity

Liabilities
Noninterest-bearing liabilities                            $  24,180,525   $  18,346,247
Interest-bearing liabilities                                 131,264,522     124,687,105
                                                           -------------   -------------
      Total deposits                                         155,445,047     143,033,352

Accrued interest payable                                         330,576         272,507
Other liabilities                                                446,697         255,968
                                                           -------------   -------------
      Total liabilities                                      156,222,320     143,561,827
Commitments and contingencies                                          -               -

Stockholders' equity
    Common stock, $10 par value; 5,000,000 shares
      authorized; 1,535,733 and 511,911 shares issued in
      2001 and 2000, respectively                             15,357,330       5,119,110
    Surplus                                                    2,925,150       2,925,150
    Retained earnings                                          2,989,570      11,764,483
    Accumulated other comprehensive income                       344,221        (130,655)
                                                           -------------   -------------
      Total stockholder's equity                              21,616,271      19,678,088
                                                           -------------   -------------
      Total liabilities and stockholder's equity           $ 177,838,591   $ 163,239,915
                                                           =============   =============

See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Consolidated Statements of Income
For the nine and three months ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                       For the nine months ended    For the three months ended
                                                        9/30/2001      9/30/2000     9/30/2001      9/30/2000
                                                       -----------    ----------    -----------    -----------
Interest income

    Loans and fees on loans                            $ 6,948,280    $ 5,852,543   $ 2,474,936    $ 2,036,034
    Federal funds sold and securities purchased
      under agreements to resell                           225,397        214,545        55,386         44,275
    Investment securities:
      Taxable                                            1,511,511      1,778,975       460,713        582,964
      Exempt from federal income tax                       714,064        710,348       235,598        254,239
    Dividends                                               63,253              -        39,795              -
    Deposits with banks                                     38,381         21,995        35,139          1,704
                                                       -----------    -----------   -----------    -----------
           Total interest income                         9,500,886      8,578,406     3,301,567      2,919,216
                                                       -----------    -----------   -----------    -----------
Interest expense
    Deposits                                             4,907,570      4,403,829     1,671,820      1,499,325
    Borrowings                                                   -              -             -              -
                                                       -----------    -----------   -----------    -----------
           Total interest expense                        4,907,570      4,403,829     1,671,820      1,499,325
                                                       -----------    -----------   -----------    -----------
           Net interest income                           4,593,316      4,174,577     1,629,747      1,419,891

Provision for loan losses                                  400,000        400,000       145,000        150,000
                                                       -----------    -----------   -----------    -----------
           Net interest income after provision
             for loan losses                             4,193,316      3,774,577     1,484,747      1,269,891
                                                       -----------    -----------   -----------    -----------
Noninterest income
    Service charges on deposit accounts                    210,314        159,467        73,463         57,585
    Other service charges and fees                          58,413         40,889        20,063         17,759
    Net realized gains on sales of securities               44,365              -        40,650              -
    Other income                                           136,021         55,189        35,890         15,415
                                                       -----------    -----------   -----------    -----------
           Total noninterest income                        449,113        255,545       170,066         90,759
                                                       -----------    -----------   -----------    -----------
Noninterest expense
    Salaries and employee benefits                       1,304,812      1,295,096       555,700        437,216
    Occupancy                                              155,587        132,770        60,861         50,086
    Equipment                                              232,460        217,912       (41,770)        87,074
    Data processing                                         13,809              -       (65,541)             -
    Foreclosed assets, net                                (144,176)             -      (116,508)             -
    Other general and administrative                       779,037        692,535       321,358        221,830
                                                       -----------    -----------   -----------    -----------
           Total noninterest expense                     2,341,529      2,338,313       714,100        796,206
                                                       -----------    -----------   -----------    -----------
           Income before income taxes                    2,300,900      1,691,809       940,713        564,444

Income tax expense                                         545,804        358,875       216,804        120,561
                                                       -----------    -----------   -----------    -----------
           Net income                                  $ 1,755,096    $ 1,332,934   $   723,909    $   443,883
                                                       ===========    ===========   ===========    ===========

Basic earnings per share                               $      1.14    $      0.88   $      0.47    $      0.30
                                                       ===========    ===========   ===========    ===========


See Notes to Consolidated Financial Statements

================================================================================

Consolidated Statements of Changes in Stockholders' Equity

For the nine months ended September 30, 2001 (Unaudited) and the year ended December 31, 2000 (Audited)
--------------------------------------------------------------------------------

                                                                                     Accumulated
                                                                                        Other
                                        Common                        Retained      Comprehensive
                                        Stock           Surplus       Earnings      Income (Loss)        Total
                                     ------------    ------------   ------------    -------------    ------------
Balance, December 31, 1999           $  5,117,710    $  2,925,150   $ 10,514,759    $    (800,022)   $ 17,757,597

Comprehensive income
Net income                                      -               -      1,825,938                -       1,825,938
Net change in unrealized
    appreciation on investment
    securities available for sale,
    net of income taxes                         -               -              -          669,367         669,367
                                                                                                     ------------
Total comprehensive income                                                                              2,495,305

Dividends paid
    ($1.18 per share)                           -               -       (582,014)               -        (582,014)
Common stock purchased                   (200,640)              -       (584,763)               -        (785,403)
Common stock reissued                     202,040               -        590,563                -         792,603
                                     ------------    ------------   ------------    -------------    ------------
Balance, December 31, 2000              5,119,110       2,925,150     11,764,483         (130,655)     19,678,088

Comprehensive income
Net income                                      -               -      1,755,096                -       1,755,096
Net change in unrealized
    appreciation on investment
    securities available for sale,
    net of income taxes                         -               -              -          474,876         474,876
                                                                                                     ------------
Total comprehensive income                                                                              2,229,972

Dividends paid
    ($0.57 per share)                           -               -       (291,789)               -        (291,789)
Stock split (3 for 1)
    effected in the form
    of a dividend                      10,238,220               -    (10,238,220)               -               -
                                     ------------    ------------   ------------    -------------    ------------
Balance, September 30, 2001          $ 15,357,330    $  2,925,150   $  2,989,570    $     344,221    $ 21,616,271
                                     ============    ============   ============    =============    ============

See Notes to Consolidated Financial Statements

================================================================================

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                  2001            2000
                                                              ------------    -----------
Cash flows from operating activities
    Net income                                                $  1,755,096    $  1,332,934
    Adjustments to reconcile net income
      to net cash provided by operations;
        Depreciation and amortization                              183,175         169,304
        Accretion of discount on securities, net
           of amortization of premiums                             (12,480)         40,551
        Provision for loan losses                                  400,000         400,000
        Deferred income taxes                                      244,633        (109,392)
        Net realized (gains) losses on securities                  (44,365)              -
        Deferred compensation and pension expense                   77,066          71,215
        Changes in assets and liabilities:
           Accrued income                                           59,850          (5,010)
           Other asssets                                         1,086,312        (677,847)
           Accrued income payable                                   58,069          34,638
           Other liabilities                                       113,663          97,756
                                                              ------------    ------------
             Net cash provided by operating activities           3,921,019       1,354,149
                                                              ------------    ------------

Cash flows from investing activites
    Net (increase) decrease in interest-bearing deposits                 -       2,000,000
    Net (increase) decrease in federal funds sold               (5,325,000)      2,375,000
    Purchases of investment securities                          (8,609,944)     (8,295,085)
    Sales of investment securities                               1,000,000               -
    Maturities of investment securities                         18,577,573       4,673,759
    Net (increase) decrease in loans                           (20,993,052)     (2,149,479)
    Net purchases of property and equipment                        (52,048)       (273,625)
                                                              ------------    ------------
             Net cash used in investing activities             (15,402,471)     (1,669,430)
                                                              ------------    ------------

Cash flows from financing activities
    Net increase (decrease) in noninterest-bearing deposits      5,834,278       1,365,445
    Net increase in interest-bearing deposits                    6,577,417        (950,620)
    Dividends paid                                                (291,789)       (271,816)
    Common stock purchased                                               -        (784,620)
    Common stock reissued                                                -          31,401
                                                              ------------    ------------
             Net cash provided by financing activities          12,119,906        (610,210)
                                                              ------------    ------------
             Net increase (decrease) in cash and cash
               equivalents                                         638,454        (925,491)

Cash and cash equivalents, beginning                             2,631,298       3,775,280
                                                              ------------    ------------
Cash and cash equivalents, ending                             $  3,269,752    $  2,849,789
                                                              ============    ============

Supplemental disclosures of cash flow information

    Interest paid                                             $  4,849,502    $  4,369,191
                                                              ============    ============
    Income taxes paid                                         $    400,986    $    269,495
                                                              ============    ============
Supplemental disclosure of noncash investing activities
    Other real estate acquired in settlement of loans         $    210,623    $    625,454
                                                              ============    ============

See Notes to Consolidated Financial Statements

ITEM 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

NOTE 1.       BASIS OF PRESENTATION:

Cardinal Bankshares Corporation (the Company) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of The Bank of Floyd (the
Bank). The Bank was acquired by the Company on July 1, 1996 and used the pooling of interests accounting method.

The consolidated financial statements as of September 30, 2001 and for the periods ended September 30, 2001 and 2000 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in the Company's Annual Report for the fiscal year ended December 31, 2000.

The Bank of Floyd and its wholly owned subsidiary, FBC, Inc. are organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.'s assets and operations consist primarily of annuity sales and a minority interest in an insurance company. The Bank serves the counties of Floyd, Carroll, Montgomery, and Roanoke, Virginia and the City of Roanoke, Virginia through five banking offices.

All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.       ALLOWANCES FOR CREDIT LOSSES

The following is an analysis of the allowance for credit losses for the nine months ended September 30.

                                                   2001             2000
                                             ----------------  ---------------

     Balance at January 1                    $      1,133,993  $     1,661,521
     Provision charged to operations                  400,000          400,000
     Loans charged off, net of recoveries            (341,526)        (941,553)
                                             ----------------  ---------------
       Balance at September 30               $      1,192,467  $     1,119,968
                                             ================  ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparision of Nine Months Ended September 30, 2001 and 2000

Net income for the nine months ended September 30, 2001 was $1,755,096, an increase of 31.67% compared to September 30, 2000. Net interest income increased 10.03% from September 30, 2000 to September 30, 2001. Provision for loan losses remained the same at $400,000. Management believes the provision and the resulting allowance for credit losses to be adequate.

Interest income increased $922,480 from September 30, 2001 to 2000 as interest expense increased $503,741 over 2000.

Noninterest income increased 75.75% in 2001 compared to 2000. Gains on sales of securities and charges on the growing number of deposit accounts were contributors to the increase. Noninterest expense increased only $3,216. Salaries and employee benefits increased $9,716 occupancy expense increased $22,817. Net foreclosed assets which consists of income from the sale of other assets less related expenses was $144,176 at September 30, 2001.

Comparison of three months ended September 30, 2001 and 2000.

For the quarter ended September 30, 2001, the Bank earned $723,909 in net income compared to $443,883 for the quarter ended September 30, 2000. Net interest income increased 14.78%. Interest income was $3,301,567 for the quarter ended September 30, 2001, compared to $2,919,216 for the same period of 2000, an increase of 13.10%. Interest expense for the quarter ended September 30, 2001 was $1,671,820, up $172,495 from $1,499,325 for the quarter ended September 30, 2000.

The provision for credit losses was $145,000 for the quarter ended September 30, 2001 and $150,000 for the quarter ended September 30, 2000. Management believes the provision and the resulting allowance for credit losses is adequate.

CHANGES IN FINANCIAL CONDITION

Total assets at September 30, 2001 were $177,838,591 compared to $163,239,915 at December 31, 2000, an increase of $14,598,676. Federal funds sold increased by $5,325,000 and other assets decreased by $1,120,321 for the period. Gross loans increased $20,651,526 compared to December 31, 2000 and accounted for 64% of total assets at September 30, 2001. Deposits increased $12,411,695. Loans to deposits at September 30, 2001 was 74% compared to 66% at December 31, 2000.

Allowance for loan losses at September 30, 2001 amounted to $1,192,467 and $1,133,993 at December 31, 2000. At September 30, 2001, the allowance was 1.04% of gross loans. At December 31, 2000, the allowance was 1.21% of gross loans. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

CAPITAL ADEQUACY

Shareholder's equity amounted to $21,616,271 at September 30, 2001, an increase of $1,938,183 compared to the December 31, 2000 balance of $19,678,088. The increase was a result of earnings and an increase in the market value of securities offset by dividends paid.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank of Floyd (a wholly owned subsidiary of Cardinal Bankshares Corporation) exceeds all regulatory capital guidelines and is considered to be well capitalized. At September 30, 2001 the Bank had a ratio of Tier 1 capital to risk-weighted assets of 13.18%, a ratio of total risk-based capital to risk-weighted assets of 14.16% and a leverage ratio of Tier 1 capital to average total assets for the quarter ended September 30, 2001 of 8.91%.

On April 25, 2001, the Company announced a 3-for-1 stock split to be distributed to all stockholders of record as of April 25, 2001. All references in the financial statements have been retroactively restated to reflect the split. As a result, $10,238,200 was transferred from retained earnings to common stock.

FORWARD LOOKING INFORMATION

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect", "anticipate", "intend" and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

INTEREST RATE RISK (IRR) AND ASSET LIABILITY MANAGEMENT

The Company's profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-bearing assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of interest rate risk (IRR) on the lending side of the balance sheet have included the use of ballooning fixed rate loans and maintaining a significant level of 1, 3 and 5-year adjustable rate mortgages. On the investment side the Company maintains a significant portion of its portfolio in adjustable rate securities. These strategies help to reduce the average maturity of the Company's interest-earning assets.

The Company attempts to control its IRR exposure to protect net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, the Company performs monthly simulations of NII using financial models that project NII through a range of possible interest rate environments including rising, declining, flat and most likely rate scenarios. The result of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position and assumptions as to changes in the volume and mix of interest-earning assets and interest-bearing liabilitities and management's estimate of yields attainable in those future rate environments and rates which will be paid on various deposit instruments and borrowings. The Company runs these rate shock scenarios for twelve and twenty-four month projections out from the current month of the model.

Changes to the Company's risk portfolio since December 31, 2000 reflects an increase in the Company's liability-sensitivity. The Company has experienced an increase in short-term deposits due in large part to the significant drop in interest rates. In this low rate environment the Company's customers are shifting their deposits from a longer term position to mainly terms of 12 months or less.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 2000.

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

                                     CARDINAL BANKSHARES CORPORATION


Date: November 12, 2001              By:  s/Ronald Leon Moore
                                     President, Chief Executive
                                     Officer, and Principal Financial
                                     Officer