Form 10KSB
period 2001-12-31
CARDINAL BANKSHARES CORP
filed 2002-03-29
CIK 1022759

                    U.S. Securities And Exchange Commission
                           Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)
_X_ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 (Fee required) For the fiscal year ended December 31, 2001
                                        or
___ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ____to ____

       Commission file no. 0-28780

                        Cardinal Bankshares Corporation
                        -------------------------------
                (Name of small business issuer in its charter)

                Virginia                             54-1804471
                --------                             ----------
           (State or other jurisdiction               (IRS Employer
        of incorporation or organization)           Identification No.)

             101 Jacksonville Circle
             Floyd, Virginia                                24091
             ---------------                                -----
(Address of principal executive offices)                 (Zip Code)

                                (540) 745-4191
                                --------------
               (Issuer's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $13,166,538.

The aggregate market value of the voting stock as of March 22, 2002, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $23,035,995.

1,535,733 shares of the Issuer's common stock were issued and outstanding as of March 22, 2002.

Transitional Small Business Disclosure Format. (Check one):  Yes___  No _X_

                      DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2001 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and Part III, Item 13. The issuer's Proxy Statement dated March 25, 2002 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

                                    PART I
                                    ------

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

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

    The Bank and its wholly-owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.'s assets and operations consist primarily of annuity sales and minority interests in title insurance companies.

    (B) DESCRIPTION OF THE BUSINESS

    The principle business of the Company and Bank is to provide comprehensive individual and corporate banking services through the Bank's main office in Floyd, Virginia, and branch offices in Hillsville, Christiansburg, Roanoke and Willis, Virginia. The Bank's wholly-owned subsidiary, FBC, Inc., has interests in Virginia Title Center, LLC as well as Virginia Bankers Insurance Center, LLC, both of which act as title insurance companies. FBC, Inc. also has an interest in VBA Investment Services, LLC.

    (1) SERVICES

    The Bank is a full service retail commercial bank offering a wide range of services, including demand and time deposits as well as installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies.

    (2) COMPETITIVE CONDITIONS

    The bank business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 2001, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The competing institution is not locally owned.

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

    The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2,000,000. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to customers who are motel and bed-and-breakfast owners and operators. Total loans and loan commitments to this industrial group amounted to approximately $16,600,000 and $13,200,000 at December 31, 2001 and 2000,
    respectively.

    (4) RIGHTS

    No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

    (5) NEW SERVICES

    The Company has expended no material dollars on research activities relating to new lines of business in the last two years. However, in the year 2002, the Company will continue to weigh the opportunities now available after passage of the Gramm-Leach-Bliley Act in 1999. Some of the products and services that now may be offered by the Company are property, casualty, life, automobile, disability, and group insurance products as well as brokerage services and others.

    (6) ENVIRONMENTAL LAWS

    Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company's capital expenditures, earnings or competitive position.

    (7) EMPLOYEES

    The Bank had 27 officers, 60 full-time employees and 3 part-time employees as of December 31, 2001. Employee relations have been good.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

    Neither the Company nor the Bank or its subsidiary are a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank or its subsidiary.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     (A) Beginning in 1997, the Company's stock was listed on the NASDAQ Bulletin Board under the symbol CDBK.OB. Prior to 1997, no active public market existed for the common stock of the bank. Transfer of the common stock occurred from time to time, but management had no direct access to the prices realized in those trades. Based on information available to the Bank concerning such trading, the following table shows the trading ranges of the Common Stock for the previous five years. The table has been adjusted for the effects of a 10% stock dividend in 1997 and a three for one stock split in 2001.

                         Year               High               Low
                     -----------         ----------        ----------

                         2001            $    16.00        $    12.00
                         2000            $    12.25        $    10.33
                         1999            $    17.00        $    13.33
                         1998            $    18.00        $    16.17
                         1997            $    15.67        $    14.67

     (B) The approximate number of holders of the Bank's 1,535,733 Common Stock Securities as of December 31, 2001, is 600.

     (C) Dividends paid for 2001 were $0.42 and 2000 were $0.39 per share owned. The Company's ability to declare and pay dividends in the future will be dependent upon its consolidation income and fiscal condition, tax considerations, and general business condition. Subject to these considerations, dividends may be declared only at the discretion of the Board of Directors. The Company presently expects that dividends will continue to be paid in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

    The information required under this item is incorporated by reference to the Company's Annual Report to Stockholders, Exhibit 13.1, pages 26-41 and page 3.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

    The following consolidated financial statements of the registrant and the Independent Auditor's Report set forth on pages 5 through 25 of the Company's 2001 Annual Report to Stockholders are incorporated herein by reference:

    (1)   Independent Auditor's Report

    (2)   Consolidated Balance Sheets as of December 31, 2001 and 2000

    (3) Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

    (4) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999.

    (5) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

    (6)   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

    NONE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
---------------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        -------------------------------------------------

    The Executive Officer of the Company as of December 31, 2001 is listed on page 3 of the Company's Proxy statement dated March 25, 2002 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption "Election of Directors" on page 2 of the Company's Proxy statement dated March 25, 2002, which information is incorporated herein by reference.

    The disclosure required by item 405 of regulation S-K is set out under the caption "Beneficial Ownership Reporting Compliance" section 16(a) on page 5 of the Company's Proxy Statement dated March 25, 2002, which information is incorporated by reference.

ITEM 10. EXECUTIVE COMPRENSATION
--------------------------------

    The information set forth under "Executive Compensation" and "Directors Meetings, Committees and Fees" on page 4 of the Company's Proxy Statement dated March 25, 2002 is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

    The information set forth under "Ownership of Common Stock" on pages 3, 4 and 5 of the Company's Proxy Statement dated March 25, 2002 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

    The information contained under "Certain Transactions" on page 5 of the Company's Proxy Statement dated March 25, 2002 is incorporated herein by reference.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) The following documents are filed as part of the report:

                                                2001 Annual Report
                                            To Stockholders Pages (s)*
                                            ----------------------------

     1.  Financial Statements:
         --------------------

     Independent Auditors' Report                        5

     Consolidated Balance Sheets
     December 31, 2001 and 2000                          6

     Consolidated Statements of Income
     years ended December 31, 2001
     2000, and 1999                                      7

     Consolidated Statements of Stock-
     holders' Equity years ended
     December 31, 2001, 2000, and 1999                   8

     Consolidated Statements of Cash
     Flows years ended December 31,
     2001, 2000, and 1999                                9

     Notes to Consolidated Financial
     Statements                                       10 - 25

* Incorporated by reference from the indicated pages of the 2001 Annual Report to Stockholders

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

                                     CARDINAL BANKSHARES CORPORATION

Date:   March 26, 2002              By: /s/ Ronald Leon Moore
                                        ---------------------
                                         Ronald Leon Moore
                                        President and CEO

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                     Date
       ---------                      -----                     ----

/s/Ronald Leon Moore
-------------------------    Director, President and      March 25, 2002
                             Chief Executive Officer

Ronald Leon Moore

/s/K. Venson Bolt
-------------------------             Director            March 25, 2002
K. Venson Bolt

/s/W. R. Gardner, Jr.
-------------------------             Director            March 25, 2002
W. R. Gardner, Jr.

/s/C. W. Harman
-------------------------             Director            March 25, 2002
C. W. Harman

/s/Kevin D. Mitchell
-------------------------             Director            March 25, 2002
Kevin D. Mitchell

/s/Dorsey H. Thompson
-------------------------             Director            March 25, 2002
Dorsey H. Thompson

                               INDEX TO EXHIBITS

                                                          PAGE NO. IN
EXHIBIT NO.               DESCRIPTION                  EQUENTIAL SYSTEM
-----------  ----------------------------------------  -----------------

  13.1       2001 Annual Report to Stock-
             holders (Such Report, except
             to the extent incorporated herein
             by reference, is being furnished
             for the information of the Commission
             only and is not deemed to be filed
             as part of this Report on Form 10-KSB)           ---