Form 10QSB
period 2002-03-31
CARDINAL BANKSHARES CORP
filed 2002-05-13
CIK 1022759

                   Quarterly Report for Period Ending 03-31-02

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       or

_____Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from___________ to __________.

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

         The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of May 10, 2002 was 1,535,733.

       Transitional Small Business Disclosure Format (check one):Yes No X

                CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX
________________________________________________________________________________

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Cardinal Bankshares Corporation (the "Company") are set forth in the following pages.

     Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 .............................................    3

     Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 ...........................    4

     Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2002 and the Year Ended
       December 31, 2001 ................................................................................................    5

     Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2002 and 2001 ....................................................................................  6-7

     Notes to Consolidated Financial Statements .........................................................................    8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .................................................................................. 9-10

PART II. OTHER INFORMATION ..............................................................................................   11

     All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2002 and December 31, 2001

________________________________________________________________________________

                                                                 March 31,           December 31,
                                                                   2002                 2001
                                                            -----------------    ------------------
ASSETS

   Cash and due from banks                                  $       4,168,404    $        3,986,448
   Interest-bearing deposits with banks                             5,000,000                     -
   Federal funds sold                                               8,844,733            18,990,000
   Investment securities available for sale                        25,640,411            23,651,152
   Investment securities held to maturity                          19,344,816            19,255,289
   Restricted equity securities                                     2,123,900             2,125,700
   Loans, net of allowance for credit losses
     of $1,432,374 in 2002 and $1,300,148 in
     2001                                                         111,926,525           113,206,493
   Property and equipment, net                                      2,312,089             2,302,243
   Accrued income                                                   1,218,712             1,070,693
   Foreclosed assets                                                   63,428                58,428
   Other assets                                                     4,080,880             1,151,297
                                                            -----------------    ------------------
                Total assets                                $     184,723,898    $      185,797,743
                                                            =================    ==================

LIABILITIES

   Noninterest-bearing deposits                             $      18,927,450    $       20,107,070
   Interest-bearing deposits                                      142,955,229           143,360,505
                                                            -----------------    ------------------
              Total deposits                                      161,822,679           163,467,575
   Accrued interest payable                                           285,000               297,772
   Other liabilities                                                  573,643               578,099
                                                            -----------------    ------------------
              Total liabilities                                   162,741,322           164,343,446
                                                            -----------------    ------------------
   Commitments and contingencies

STOCKHOLDERS'EQUITY

   Common stock, $10 par value, authorized
     5,000,000 shares, issued 1,535,733
     shares in 2002 and in 2001                                    15,357,330            15,357,330
   Surplus                                                          2,925,150             2,925,150
   Retained earnings                                                3,524,571             2,971,630
   Unrealized appreciation (depreciation) on
     investment securities available for sale                         175,525               200,187
                                                            -----------------    ------------------
          Total stockholders' equity                               21,982,576            21,454,297
                                                            -----------------    ------------------
          Total liabilities and stockholders' equity        $     184,723,898    $      185,797,743
                                                            =================    ==================

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months ended March 31, 2002 and 2001 (Unaudited)

________________________________________________________________________________

                                                                Three Months Ended
                                                                     March 31,

                                                             2002             2001
                                                          (Unaudited)      (Unaudited)
                                                          -----------      -----------
INTEREST INCOME
   Loans and fees on loans                             $     2,252,721   $     2,165,254
   Federal funds sold                                           46,637            73,353
   Taxable investment securities                               393,063           575,311
   Investment securities exempt
     from federal tax                                          249,336           237,674
   Deposits with banks                                          20,808                 -
                                                       ---------------   ---------------
           Total interest income                             2,962,565         3,051,592
                                                       ---------------   ---------------

INTEREST EXPENSE ON DEPOSITS

   Deposits                                                  1,422,156         1,617,880
   Other borrowed funds                                              -                 -
                                                       ---------------   ---------------
           Total interest expense                            1,422,156         1,617,880
                                                       ---------------   ---------------
           Net interest income                               1,540,409         1,433,712
PROVISION FOR CREDIT LOSSES                                    150,000            97,500
                                                       ---------------   ---------------
           Net interest income after
              provision for loan loss                        1,390,409         1,336,212
                                                       ---------------   ---------------

NON INTEREST INCOME

   Service charges on deposit
     accounts                                                   63,708            68,890
   Other service charges and fees                               18,159            17,609
   Net realized gains on sales of
     securities                                                  8,497             3,420
     Other income                                               57,711            41,258
                                                       ---------------   ---------------
           Total non interest income                           148,075           131,177
                                                       ---------------   ---------------

NON INTEREST EXPENSE

   Salaries and employee benefits                              462,009           451,700
   Occupancy expense                                            50,382            53,483
   Equipment expense                                            73,941            69,567
   Foreclosed assets, net                                            -             1,878
   Other expense                                               203,464           219,824
                                                       ---------------   ---------------
           Total non interest expense                          789,796           796,452
                                                       ---------------   ---------------
           Income before income taxes                          748,688           670,937
Income tax expense                                             195,747           129,696
                                                       ---------------   ---------------
           Net income                                  $       552,941   $       541,241
                                                       ===============   ===============

BASIC EARNINGS PER SHARE                               $          0.36   $          0.35
                                                       ===============   ===============

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months ended March 31, 2002 (Unaudited) and the Year ended December 31, 2001 (Audited)
________________________________________________________________________________

                                                                                         ACCUMULATED
                                                                                             OTHER            TOTAL
                                                                                         COMPREHENSIVE        STOCK-
                                         COMMON                           RETAINED          INCOME           HOLDERS'
                                          STOCK           SURPLUS         EARNINGS          (LOSS)            EQUITY
                                   ----------------  ----------------  ---------------  --------------   ---------------
January 1, 2001                    $      5,119,110  $      2,925,150  $    11,764,483  $    (130,655)       $19,678,088
Net income                                        -                 -        2,090,375              -          2,090,375
Net change in unrealized
 depreciation on
 investment securities
 available for sale, net
 of income taxes                                  -                 -                -        330,842            330,842
                                                                                                         ---------------
                                                                                                               2,421,217

Dividends paid

   ($0.42 per share)                              -                 -         (645,008)             -           (645,008)
Stock split (3 for 1)
 effected in the form
 of a dividend                           10,238,220                 -      (10,238,220)             -                  -
                                    ---------------  ----------------  ---------------  -------------    ---------------

December 31, 2001                        15,357,330         2,925,150        2,971,630        200,187         21,454,297

Net income                                        -                 -          552,941              -            552,941
Net change in unrealized
 depreciation on investment
 securities available for
 sale, net of income taxes                        -                 -                         (24,662)           (24,662)
                                                                                                         ---------------
                                                                                                                 528,279
                                    ---------------  ----------------  ---------------  -------------    ---------------
March 31, 2002                      $    15,357,330  $      2,925,150  $     3,524,571  $     175,525        $21,982,576
                                    ===============  ================  ===============  =============    ===============

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2002 and 2001 (Unaudited)
________________________________________________________________________________

                                                                            Three Months
                                                                           Ended March 31,
                                                                       2002             2001
                                                                 ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                    $       552,941   $       541,241
   Adjustments to reconcile net income
     to net cash provided by operations:
         Depreciation and amortization                                    58,481            61,208
         Accretion of discounts on securities                             (5,659)           (3,126)
         Provision for loan losses                                       150,000            97,500
         Deferred income taxes                                                 -           108,138
         Net realized gains on securities                                 (8,497)            3,420
         Deferred compensation & pension expense                          25,000            25,689
         Changes in assets and liabilities:
         Accrued income                                                 (148,019)          183,065
         Other assets                                                     67,592           662,210
         Accrued interest payable                                        (12,772)           29,237
         Other liabilities                                               (18,928)          (98,585)
                                                                 ---------------   ---------------

     Net cash provided by operating activities                           660,139         1,609,997
                                                                 ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Net (increase) decrease in
     federal funds sold                                               10,145,267        (9,080,000)
   Purchases of investment securities                                 (5,569,325)       (3,945,111)
   Sale of investment securities                                               -                 -
   Net (increase) decrease in interest-bearing deposits               (5,000,000)                -
   Maturity of investment securities                                   3,469,128        11,512,924
   Net (increase) decrease in loans                                    1,129,969        (3,935,031)
   Proceeds from sale of other real estate                                     -                 -
   Purchases of properties and equipment                                 (68,326)          (14,546)
   Investment in BOLI                                                 (3,000,000)                -
                                                                 ---------------   ---------------

     Net cash (used) in investing activities                           1,106,713        (5,461,764)
                                                                 ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase (decrease) noninterest-
     bearing deposits                                                 (1,179,620)          171,407
   Net increase (decrease) in interest-
     bearing deposits                                                   (405,276)        3,802,446
   Dividends paid                                                              -                 -
   Common Stock Purchased                                                      -                 -
   Common Stock Reissued                                                       -                 -
                                                                 ---------------   ---------------

     Net cash used in financing activities                            (1,584,896)        3,973,853
                                                                 ---------------   ---------------
     Net decrease in cash & cash equivalents                             181,956           122,086

CASH AND CASH EQUIVALENTS, BEGINNING                                   3,986,448         2,631,298
                                                                 ---------------   ---------------
CASH AND CASH EQUIVALENTS, ENDING                                $     4,168,404   $     2,753,384
                                                                 ===============   ===============

CARDINAL BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the Three Months ended March 31, 2002 and 2001 (Unaudited)

________________________________________________________________________________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                   2002             2001
                                                             ---------------   ---------------
   Interest paid                                             $     1,434,928   $     1,588,643

   Income taxes paid                                         $       193,399   $             -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Other real estate acquired in
     settlement of loans                                     $             -   $             -

________________________________________________________________________________

ITEM 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

NOTE 1.    BASIS OF PRESENTATION:

         Cardinal Bankshares Corporation (the Company) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of Bank of Floyd (the Bank). The Bank was acquired by the Company on July 1, 1996 and used the pooling of interests accounting method.

         The consolidated financial statements as of March 31, 2002 and for the periods ended March 31, 2002 and 2001 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature.

         These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2001, included in the Company's Annual Report for the fiscal year ended December 31, 2001.

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

NOTE 2.    ALLOWANCES FOR CREDIT LOSSES

        The following is an analysis of the allowance for credit losses for the three months ended March 31.

                                                            2002             2001
                                                      ---------------   ---------------
         Balance at January 1                         $     1,300,148   $     1,133,993
         Provision charged to operations                      150,000            97,500
         Loans charged off, net of recoveries                 (17,774)          (59,193)
                                                      ---------------   ---------------
              Balance at March 31                     $     1,432,374   $     1,172,300
                                                      ===============   ===============

NOTE 3.  COMMITMENTS AND CONTINGENCIES

        The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2002 and 2001 is as follows:

                                                  2002             2001
                                            ---------------   ---------------

        Commitments to extend credit        $     7,959,000   $    18,678,000
        Standby letters of credit                   863,000           941,000
                                            ---------------   ---------------
                                            $     8,822,000   $    19,619,000
                                            ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Bank earned $552,941 or $0.36 basic net income per share for the three months ended March 31, 2002 compared to $541,241 or $0.35 basic net income per share for the first quarter of 2001. Total interest income of $2,962,565 less interest expense of $1,422,156 resulted in net interest income of $1,540,409 for the quarter, an increase of 7.4% over the first quarter of 2001. Provision for loan losses charged to operations was $150,000 for the three months ending March 31, 2002 compared to $97,500 in the same period of 2001. Noninterest income and expenses amounted to $148,075 and $789,796, respectively for the first three months of 2002 and $131,177 and $796,452 for the same period in 2001.

Total assets at March 31, 2002 were $184,723,898 compared to $185,797,743 at December 31, 2001. The decrease in assets was primarily due to the $1,279,968 decrease in net loans.

Loans

At March 31, 2002, gross loans totaled $113,358,899 and represented 61.4% of total assets compared to $114,506,641 or 61.6% of total assets at December 31, 2001. The loan-to-deposit ratios for both March 31, 2002 and December 31, 2001 was 70.0%.

Allowance for Loan Losses

The allowance for loan losses was $1,432,374 or 1.26% of outstanding loans at March 31, 2002 compared to $1,300,148 or 1.14% of outstanding loans at December 31, 2001.

The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management's evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes that the allowance for loan losses is adequate.

While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Deposits

Total deposits decreased from $163,467,575 at December 31, 2001 to $161,822,679 at March 31, 2002, a decrease of $1,644,896 or 1.0%. As of March 31, 2002, the Bank had $25,647,055 in time deposits of $100,000 or more.

Stockholders' Equity and Capital Adequacy

Total stockholders' equity was $21,982,576 at March 31, 2002, compared to $21,454,297 at December 31, 2001, an increase of $528,279. The increase is attributed to net earnings for the first quarter of $552,941 and the change in the unrealized loss on available for sale securities of $(24,662).

The Bank's regulators define risk-based capital guidelines as "core," or Tier 1 capital, and "supplementary," or Tier 2 capital. Core capital consists of common stockholders' equity while "supplementary," or Tier 2 capital, consists of the allowance for loan losses, subject to certain limitations. These amounts are referred to collectively as total qualifying capital. Banks are expected to meet a minimum ratio of total qualifying capital to risk adjusted assets of 8.0%. The Bank's risk-based capital ratio exceeded 10% at March 31, 2002.

In addition to the risk-based capital guidelines mentioned above, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio - or core capital to assets ratio - works in tandem with the risk-based capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2002, the Bank's leverage capital ratio was in excess of 7%.

Management is not presently aware of any current recommendations to the Bank by regulatory authorities, which if they were to be implemented, would have a material effect on the Bank's liquidity, capital resources, or operations.

Interest Rate Risk Management

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management continues to structure its assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates.

Forward-Looking Statements

This document contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate environment, management's business strategy, national, regional, and local market conditions and legislative and regulatory conditions.

Readers should not place undue reliance on forward-looking statements, which reflect management's view only as to the date hereof. The Bank undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

Liquidity

The liquidity of a bank measures its access to or ability to raise funds. Sustaining adequate liquidity requires a bank to ensure the availability of funds to satisfy reserve requirements, loan demand, deposit withdrawals, and maturing liabilities while funding asset growth and producing appropriate earnings. Liquidity is provided through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market or other borrowing sources. The Bank's primary liquid assets are Cash and due from banks, Interest-bearing deposits with banks, Federal funds sold and Investment securities. At March 31, 2002, the ratio of liquid assets to total deposits was 40.2% compared to a ratio of 41.6% at December 31, 2001.

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

                                            CARDINAL BANKSHARES CORPORATION


Date:        May 10, 2002                   By: /s/ Ronald Leon Moore
                                                ---------------------
                                                President, Chief Executive
                                                Officer, and Principal Financial
                                                Officer