Form 10QSB
period 2002-06-30
CARDINAL BANKSHARES CORP
filed 2002-08-14
CIK 1022759

                  Quarterly Report for Period Ending 06-30-02

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       or
____ Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

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

     The number of shares outstanding of the Issuer's Common Stock, $10 Par Value, as of August 12, 2002 was 1,535,733.

       Transitional Small Business Disclosure Format (check one):Yes No X

================================================================================

Cardinal Bankshares Corporation and Subsidiaries
Form 10-QSB
Index

--------------------------------------------------------------------------------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Cardinal Bankshares Corporation (the "Company") are set forth in the following pages.

     Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 ..............................      3

     Consolidated Statements of Operations for the Six Months Ended June 30, 2002 and 2001 ..............      4

     Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001 ............      5

     Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2002
       and the Year Ended December 31, 2001 .............................................................      6

     Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2002 and 2001 .....................................................................    7-8

     Notes to Consolidated Financial Statements .........................................................      9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .....................................................................  10-11

PART II. OTHER INFORMATION ..............................................................................     12

     All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

SIGNATURES ..............................................................................................     13

================================================================================

Cardinal Bankshares Corporation and Subsidiaries
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001

--------------------------------------------------------------------------------

                                                            June 30,       December 31,
                                                              2002             2001
                                                          ------------     ------------
ASSETS
   Cash and due from banks                                $  5,065,756     $  3,986,448
   Interest-bearing deposits with banks                      5,000,000                -
   Federal funds sold                                       10,575,000       18,990,000
   Investment securities available for sale                 25,428,772       23,651,152
   Investment securities held to maturity                   18,241,703       19,255,289
   Restricted equity securities                              1,614,100        2,125,700
   Loans, net of allowance for credit losses
     of $1,528,134 in 2002 and $1,300,148 in
     2001                                                  108,811,601      113,206,493
   Property and equipment, net                               2,275,632        2,302,243
   Accrued income                                            1,084,706        1,070,693
   Foreclosed assets                                           315,140           58,428
   Other assets                                              4,440,667        1,151,297
                                                          ------------     ------------
              Total assets                                $182,853,077     $185,797,743
                                                          ============     ============

LIABILITIES
   Noninterest-bearing deposits                           $ 21,365,807     $ 20,107,070
   Interest-bearing deposits                               138,538,671      143,360,505
                                                          ------------     ------------
              Total deposits                               159,904,478      163,467,575
   Accrued interest payable                                    218,785          297,772
   Other liabilities                                           303,952          578,099
                                                          ------------     ------------
              Total liabilities                            160,427,215      164,343,446
                                                          ------------     ------------
   Commitments and contingencies

STOCKHOLDERS'EQUITY
   Common stock, $10 par value, authorized
     5,000,000 shares, issued 1,535,733
     shares in 2002 and in 2001                             15,357,330       15,357,330
   Surplus                                                   2,925,150        2,925,150
   Retained earnings                                         3,871,322        2,971,630
   Unrealized appreciation (depreciation) on
     investment securities available for sale                  272,060          200,187
                                                          ------------     ------------
          Total stockholders' equity                        22,425,862       21,454,297
                                                          ------------     ------------
          Total liabilities and stockholders' equity      $182,853,077     $185,797,743
                                                          ============     ============

================================================================================

Cardinal Bankshares Corporation and Subsidiaries
Consolidated Statements of Operations
For the Six Months ended June 30, 2002 and 2001 (Unaudited)

--------------------------------------------------------------------------------

                                                           Six Months Ended
                                                                June 30,
                                                          2002           2001
                                                      (Unaudited)    (Unaudited)
                                                      -----------    -----------

INTEREST INCOME
   Loans and fees on loans                            $ 4,540,479    $ 4,473,344
   Federal funds sold                                      99,307        170,012
   Taxable investment securities                          717,470      1,050,797
   Investment securities exempt
     from federal tax                                     487,179        478,466
   Deposits with banks                                     57,816          3,242
                                                      -----------    -----------
           Total interest income                        5,902,251      6,175,861
                                                      -----------    -----------

INTEREST EXPENSE ON DEPOSITS
   Deposits                                             2,692,549      3,235,750
   Other borrowed funds                                         -              -
                                                      -----------    -----------
           Total interest expense                       2,692,549      3,235,750
                                                      -----------    -----------
           Net interest income                          3,209,702      2,940,111
PROVISION FOR CREDIT LOSSES                               270,000        255,000
                                                      -----------    -----------
           Net interest income after
              provision for loan loss                   2,939,702      2,685,111
                                                      -----------    -----------

NON INTEREST INCOME
   Service charges on deposit accounts                    146,294        136,851
   Other service charges and fees                          37,904         38,350
   Net realized gains on sales of
     securities                                            10,497          3,715
     Other income                                         118,596        123,589
                                                      -----------    -----------
           Total non interest income                      313,291        302,505
                                                      -----------    -----------

NON INTEREST EXPENSE
   Salaries and employee benefits                         973,587        749,112
   Occupancy expense                                      101,656         94,726
   Equipment expense                                      156,673        274,230
   Foreclosed assets, net                                     429          7,272
   Other expense                                          408,035        502,089
                                                      -----------    -----------
           Total non interest expense                   1,640,380      1,627,429
                                                      -----------    -----------
           Income before income taxes                   1,612,613      1,360,187
Income tax expense                                        405,774        329,000
                                                      -----------    -----------
           Net income                                 $ 1,206,839    $ 1,031,187
                                                      ===========    ===========

BASIC EARNINGS PER SHARE                              $      0.79    $      0.67
                                                      ===========    ===========

================================================================================

Cardinal Bankshares Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three Months ended June 30, 2002 and 2001 (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                                June 30,
                                                          2002           2001
                                                      (Unaudited)    (Unaudited)
                                                      -----------    -----------

INTEREST INCOME
   Loans and fees on loans                            $ 2,287,758    $ 2,308,090
   Federal funds sold                                      52,670         96,659
   Taxable investment securities                          324,407        475,486
   Investment securities exempt
     from federal tax                                     237,843        240,792
   Deposits with banks                                     37,008          3,242
                                                      -----------    -----------
           Total interest income                        2,939,686      3,124,269
                                                      -----------    -----------

INTEREST EXPENSE ON DEPOSITS
   Deposits                                             1,270,393      1,617,870
   Other borrowed funds                                         -              -
                                                      -----------    -----------
           Total interest expense                       1,270,393      1,617,870
                                                      -----------    -----------
           Net interest income                          1,669,293      1,506,399
PROVISION FOR CREDIT LOSSES                               120,000        157,500
                                                      -----------    -----------
           Net interest income after
              provision for loan loss                   1,549,293      1,348,899
                                                      -----------    -----------

NON INTEREST INCOME
   Service charges on deposit accounts                     82,586         67,961
   Other service charges and fees                          19,745         20,741
   Net realized gains on sales of
     securities                                             2,000            295
     Other income                                          60,885         82,331
                                                      -----------    -----------
           Total non interest income                      165,216        171,328
                                                      -----------    -----------

NON INTEREST EXPENSE
   Salaries and employee benefits                         511,578        297,412
   Occupancy expense                                       51,274         41,243
   Equipment expense                                       82,732        204,663
   Foreclosed assets, net                                     429          5,394
   Other expense                                          204,571        282,265
                                                      -----------    -----------
           Total non interest expense                     850,584        830,977
                                                      -----------    -----------
           Income before income taxes                     863,925        689,250
Income tax expense                                        210,027        199,304
                                                      -----------    -----------
           Net income                                 $   653,898    $   489,946
                                                      ===========    ===========

BASIC EARNINGS PER SHARE                              $      0.43    $      0.32
                                                      ===========    ===========

================================================================================

Cardinal Bankshares Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months ended June 30, 2002 (Unaudited) and the Year ended December 31, 2001 (Audited)

--------------------------------------------------------------------------------

                                                                                 ACCUMULATED
                                                                                    OTHER           TOTAL
                                                                                 COMPREHENSIVE      STOCK-
                                      COMMON                        RETAINED        INCOME         HOLDERS'
                                       STOCK         SURPLUS        EARNINGS        (LOSS)          EQUITY
                                    ------------   ------------   ------------   ------------    ------------
January 1, 2001                     $  5,119,110   $  2,925,150   $ 11,764,483   $   (130,655)   $ 19,678,088
Net income                                     -              -      2,090,375              -       2,090,375
Net change in unrealized
 depreciation on
 investment securities
 available for sale, net
 of income taxes                               -              -              -        330,842         330,842
                                                                                                 ------------
                                                                                                    2,421,217

Dividends paid
  ($0.42 per share)                            -              -       (645,008)             -        (645,008)
Stock split (3 for 1)
 effected in the form
 of a dividend                        10,238,220              -    (10,238,220)             -               -
                                    ------------   ------------   ------------   ------------    ------------

December 31, 2001                     15,357,330      2,925,150      2,971,630        200,187      21,454,297

Net income                                     -              -      1,206,839              -       1,206,839
Net change in unrealized
 depreciation on investment
 securities available for
 sale, net of income taxes                     -              -              -         71,873          71,873
                                                                                                 ------------
                                                                                                    1,278,712

Dividends paid
  ($0.20 per share)                            -              -       (307,147)             -        (307,147)
                                    ------------   ------------   ------------   ------------    ------------
June 30, 2002                       $ 15,357,330   $  2,925,150   $  3,871,322   $    272,060    $ 22,425,862
                                    ============   ============   ============   ============    ============

================================================================================

Cardinal Bankshares Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2002 and 2001 (Unaudited)

--------------------------------------------------------------------------------

                                                                         Six Months
                                                                       Ended June 30,
                                                                   2002              2001
                                                             ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $     1,206,839   $     1,031,187
   Adjustments to reconcile net income
     to net cash provided by operations:
         Depreciation and amortization                               122,521           123,291
         Accretion of discounts on securities                          1,933           (19,316)
         Provision for loan losses                                   270,000           255,000
         Deferred income taxes                                             -            76,243
         Net realized gains on securities                            (10,497)          (44,340)
         Deferred compensation & pension expense                     (16,300)           51,377
         Changes in assets and liabilities:
           Accrued income                                            (14,013)           76,255
           Other assets                                             (530,367)        1,360,654
           Accrued interest payable                                  (78,987)           14,567
           Other liabilities                                        (247,319)            7,655
                                                             ---------------   ---------------

     Net cash provided by operating activities                       703,810         2,932,573
                                                             ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold                   8,415,000          (155,000)
   Increase in interest-bearing deposits in banks                 (5,000,000)                -
   Purchases of investment securities                             (8,661,402)       (6,792,602)
   Sale of investment securities                                     758,957                 -
   Maturity of investment securities                               7,767,474        14,202,400
   Net (increase) decrease in loans                                4,124,892       (12,711,290)
   Proceeds from sale of other real estate                                 -             6,729
   Purchases of properties and equipment                             (95,909)          (41,058)
   Net investment in BOLI                                         (3,063,270)                -
                                                             ---------------   ---------------

     Net cash (used) in investing activities                       4,245,742        (5,490,821)
                                                             ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) noninterest-bearing deposits            1,258,737          (144,988)
   Net increase (decrease) in interest-bearing deposits           (4,821,834)        9,158,163
   Dividends paid                                                   (307,147)         (291,789)
                                                             ---------------   ---------------

     Net cash used in financing activities                        (3,870,244)        8,721,386
                                                             ---------------   ---------------
     Net decrease in cash & cash equivalents                       1,079,308         6,163,138

CASH AND CASH EQUIVALENTS, BEGINNING                               3,986,448         2,631,298
                                                             ---------------   ---------------
CASH AND CASH EQUIVALENTS, ENDING                            $     5,065,756   $     8,794,436
                                                             ===============   ===============

================================================================================

Cardinal Bankshares Corporation and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the Six Months ended June 30, 2002 and 2001 (Unaudited)

--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                   2002              2001
                                                             ---------------   ---------------
   Interest paid                                             $     2,771,536   $     3,221,183
                                                             ===============   ===============

   Income taxes paid                                         $       547,627   $       250,060
                                                             ===============   ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Other real estate acquired in
     settlement of loans                                     $       244,912   $             -
                                                             ===============   ===============

--------------------------------------------------------------------------------

Item 1. Organization and Summary of Significant Accounting Policies

Organization

Note 1. Basis of Presentation

Cardinal Bankshares Corporation (the Company) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of Bank of Floyd (the Bank). The Bank was acquired by the Company on July 1, 1996 and used the pooling of interests accounting method.

The consolidated financial statements as of June 30, 2002 and for the periods ended June 30, 2002 and 2001 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature.

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

Note 2. Allowances for Loan Losses

The following is an analysis of the allowance for credit losses for the six months ended June 30.

                                                      2002             2001
                                                  -------------   -------------

     Balance at January 1                         $   1,300,148   $   1,133,993
     Provision charged to operations                    270,000         255,000
     Loans charged off, net of recoveries               (42,014)       (241,088)
                                                  -------------   -------------
          Balance at June 30                      $   1,528,134   $   1,147,905
                                                  =============   =============

Note 3. Commitments and Contingencies

The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2002 and 2001 is as follows:

                                                      2002             2001
                                                  -------------   -------------

     Commitments to extend credit                 $   7,113,000   $  13,278,000
     Standby letters of credit                          872,000         612,000
                                                  -------------   -------------
                                                  $   7,985,000   $  13,890,000
                                                  =============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Bank earned $1,206,839 or $0.79 basic net income per share for the six months ended June 30, 2002 compared to $1,031,187 or $0.67 basic net income per share for the first half of 2001. Total interest income of $5,902,251 less interest expense of $2,692,549 resulted in net interest income of $3,209,702 for the six months, an increase of 9.2% over the first half of 2001. Provision for loan losses charged to operations was $270,000 for the six months ending June 30, 2002 compared to $255,000 in the same period of 2001. Noninterest income and expenses amounted to $313,291 and $1,640,380, respectively for the first six months of 2002 and $302,505 and $1,360,187 for the same period in 2001.

Total assets at June 30, 2002 were $182,853,077 compared to $185,797,743 at December 31, 2001. The decrease in assets was primarily due to the $4,394,892 decrease in net loans.

Net income for the quarter ended June 30, 2002 increased 33.5% over the same period in 2001. Lower interest rates resulted in less interest expense and a higher net interest income of $1,669,293 as compared to $1,506,399 for the quarter ended June 30, 2001.

Noninterest income decreased during the second quarter of 2002, amounting to $165,216 compared to $171,328 for the second quarter of 2001. Noninterest expense increased $19,607.

Loans

At June 30, 2002, gross loans totaled $110,339,735 and represented 60.3% of total assets compared to $114,506,641 or 61.6% of total assets at December 31, 2001. The loan-to-deposit ratios for June 30, 2002 and December 31, 2001 was 69.0% and 70.0%, respectively.

Allowance for Loan Losses

The allowance for loan losses was $1,528,134 or 1.38% of outstanding loans at June 30, 2002 compared to $1,300,148 or 1.14% of outstanding loans at December 31, 2001.

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

Deposits

Total deposits decreased from $163,467,575 at December 31, 2001 to $159,904,478 at June 30, 2002, a decrease of $3,563,097 or 2.2%. As of June 30, 2002, the
Bank had $22,474,508 in time deposits of $100,000 or more.

Stockholders' Equity and Capital Adequacy

Total stockholders' equity was $22,425,862 at June 30, 2002, compared to $21,454,297 at December 31, 2001, an increase of $971,565. The increase is attributed to net earnings of $1,206,839, dividends of $307,147 paid, and the change in the unrealized appreciation on available for sale securities of $71,873.

The Bank's regulators define risk-based capital guidelines as "core," or Tier 1 capital, and "supplementary," or Tier 2 capital. Core capital consists of common stockholders' equity while "supplementary," or Tier 2 capital, consists of the allowance for loan losses, subject to certain limitations. These amounts are referred to collectively as total qualifying capital. Banks are expected to meet a minimum ratio of total qualifying capital to risk adjusted assets of 8.0%. The Bank's total risk-based capital ratio exceeded 12% at June 30, 2002.

In addition to the risk-based capital guidelines mentioned above, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio - or core capital to assets ratio - works in tandem with the risk-based capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2002, the Bank's leverage capital ratio was in excess of 7%.

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

Liquidity

The liquidity of a bank measures its access to or ability to raise funds. Sustaining adequate liquidity requires a bank to ensure the availability of funds to satisfy reserve requirements, loan demand, deposit withdrawals, and maturing liabilities while funding asset growth and producing appropriate earnings. Liquidity is provided through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market or other borrowing sources. The Bank's primary liquid assets are Cash and due from banks, Interest-bearing deposits with banks, Federal funds sold and Investment securities. At June 30, 2002, the ratio of liquid assets to total deposits was 41.2% compared to a ratio of 41.6% at December 31, 2001.

Part II.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Bank's annual stockholders meeting was held April 24, 2002 and the following actions were approved:

        (a) Election of directors: Bolt; Conduff, Jr.; Gardner, Jr.; Harman; Mitchell; Moore; and Thompson were elected to serve until the 2003 annual meeting of stockholders.
        (b) Appointment of independent auditor: Larrowe & Company, PLC, was appointed the independent auditor for the year ending December 31, 2002.

Item 5. Other Information

On May 31, 2002, the Company announced the signing of a definitive agreement for the merger of the Company with MountainBank Financial Corporation. The transaction is subject to shareholder and regulator approval.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               2.1 Agreement and Plan of Reorganization and Merger By and Between the Registrant and MountainBank Financial Corporation dated June 20, 2002

        (b)    Reports on Form 8-K

               (1)  Form 8-K filed May 31, 2002 to report definitive agreement entered into with MountainBank Financial Corporation.
               (2)  Form 8-K filed June 24, 2002 to announce merger plans with
                    MountainBank Financial Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Cardinal Bankshares Corporation



Date:   August 12, 2002               By: /s/ Ronald Leon Moore
                                              President, Chief Executive
                                              Officer