Form 10QSB
period 2002-09-30
CARDINAL BANKSHARES CORP
filed 2002-11-14
CIK 1022759

Quarterly Report for Period Ending 09-30-02

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

or

☐	Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. -0-28780-

CARDINAL BANKSHARES CORPORATION
(Exact name of the registrant as specified in its charter)

Virginia	54-1804471
(State of Incorporation)	(I.R.S. Employer Identification No.)

101 Jacksonville Circle (P. O. Box 215), Floyd VA 24091
(Address of principal executive offices)

(540) 745-4191
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares outstanding of the Issuer’s Common Stock, $10 Par Value, as of November 8, 2002 was 1,535,733.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Cardinal Bankshares Corporation and Subsidiaries

Form 10-QSB
Index

Part 1.    Financial Information

Item 1.    Financial Statements

The consolidated financial statements of Cardinal Bankshares Corporation (the “Company”) are set forth in the following pages.

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$5,651	$3,986
Interest-bearing deposits with banks	5,000	—
Federal funds sold	12,515	18,990
Investment securities available for sale	28,078	23,651
Investment securities held to maturity	17,788	19,255
Restricted equity securities	1,614	2,126
Loans, net of allowance for credit losses of $1,613 in 2002 and $1,300 in 2001	104,941	113,207
Property and equipment, net	2,212	2,302
Accrued income	1,144	1,071
Foreclosed assets	297	58
Other assets	4,455	1,152

Total assets	$183,695	$185,798

Liabilities
Noninterest-bearing deposits	$21,368	$20,107
Interest-bearing deposits	138,321	143,361

Total deposits	159,689	163,468
Accrued interest payable	225	298
Other liabilities	608	578

Total liabilities	160,522	164,344

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $10 par value, authorized 5,000,000 shares, issued 1,535,733 shares in 2002 and in 2001	15,357	15,357
Paid in capital	2,925	2,925
Retained earnings	4,531	2,972
Unrealized appreciation (depreciation) on investment securities available for sale	360	200

Total stockholders’ equity	23,173	21,454

Total liabilities and stockholders’ equity	$183,695	$185,798

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Operations
For the Nine Months ended September 30, 2002 and 2001 (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$6,672	$6,948
Federal funds sold	145	225
Taxable investment securities	1,101	1,575
Investment securities exempt from federal tax	733	714
Deposits with banks	81	39

Total interest income	8,732	9,501

Interest expense
Deposits	3,858	4,908
Other borrowed funds	—	—

Total interest expense	3,858	4,908

Net interest income	4,874	4,593

Provision for loan losses	375	400

Net interest income after provision for loan loss	4,499	4,193

Noninterest income
Service charges on deposit accounts	231	210
Other service charges and fees	60	59
Net realized gains on sales of securities	24	44
Other income	185	136

Total non interest income	500	449

Noninterest expense
Salaries and employee benefits	1,491	1,305
Occupancy expense	150	155
Equipment expense	244	232
Data processing	14	14
Foreclosed assets, net	1	(144)
Other expense	618	779

Total non interest expense	2,518	2,341

Income before income taxes	2,481	2,301

Income tax expense	615	546

Net income	$1,866	$1,755

Basic earnings per share	$1.22	$1.14

Diluted earnings per share	$1.22	$1.14

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Operations
For the Three Months ended September 30, 2002 and 2001 (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$2,132	$2,475
Federal funds sold	46	55
Taxable investment securities	383	501
Investment securities exempt from federal tax	246	236
Deposits with banks	23	35

Total interest income	2,830	3,302

Interest expense
Deposits	1,165	1,672
Other borrowed funds	—	—

Total interest expense	1,165	1,672

Net interest income	1,665	1,630

Provision for loan losses	105	145

Net interest income after provision for loan loss	1,560	1,485

Noninterest income
Service charges on deposit accounts	84	73
Other service charges and fees	22	20
Net realized gains on sales of securities	13	41
Other income	67	36

Total non interest income	186	170

Noninterest expense
Salaries and employee benefits	518	556
Occupancy expense	48	61
Equipment expense	87	(42)
Data processing	5	(66)
Foreclosed assets, net	—	(116)
Other expense	219	321

Total non interest expense	877	714

Income before income taxes	869	941

Income tax expense	209	217

Net income	$660	$724

Basic earnings per share	$0.43	$0.47

Diluted earnings per share	$0.43	$0.47

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months ended September 30, 2002 (Unaudited) and the Year ended December 31, 2001 (Audited)
(In thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holder’s Equity
January 1, 2001	$5,119	$2,925	$11,765	$(131)	$19,678
Net income	—	—	2,090	—	2,090
Net change in unrealized depreciation on investment securities available for sale, net of income taxes	—	—	—	331	331

					2,421
Dividends paid ($0.42 per share)	—	—	(645)	—	(645)
Stock split (3 for 1) effected in the form of a dividend	10,238	—	(10,238)	—	—

December 31, 2001	15,357	2,925	2,972	200	21,454
Net income	—	—	1,866	—	1,866
Net change in unrealized depreciation on investment securities available for sale, net of income taxes	—	—	—	160	160

					2,026
Dividends paid ($0.20 per share)	—	—	(307)	—	(307)

September 30, 2002	$15,357	$2,925	$4,531	$360	$23,173

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2002 and 2001 (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$1,866	$1,755
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	192	183
Accretion of discounts on securities	(7)	(12)
Provision for loan losses	375	400
Deferred income taxes	63	245
Net realized gains on securities	(24)	(44)
Deferred compensation & pension expense	72	77
Changes in assets and liabilities:
Accrued income	(73)	60
Other assets	(624)	1,086
Accrued interest payable	(72)	58
Other liabilities	(42)	113

Net cash provided by operating activities	1,726	3,921

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits	(5,000)	—
Net (increase) decrease in federal funds sold	6,475	(5,325)
Purchases of investment securities	(13,514)	(8,610)
Sale of investment securities	792	1,000
Maturities of investment securities	10,034	18,578
Decrease in restricted equity securities	512	—
Net (increase) decrease in loans	7,891	(20,993)
Net purchases of property and equipment	(102)	(52)
Purchases of bank owned life insurance	(3,063)	—

Net cash used in investing activities	4,025	(15,402)

Cash flows from financing activities
Net increase (decrease) noninterest-bearing deposits	1,261	5,834
Net increase in interest-bearing deposits	(5,040)	6,578
Dividends paid	(307)	(292)
Common stock purchased	—	—
Common stock reissued	—	—

Net cash used in financing activities	(4,086)	12,120

Net increase (decrease) in cash and cash equivalents	1,665	639
Cash and cash equivalents, beginning	3,986	2,631

Cash and cash equivalents, ending	$5,651	$3,270

Supplemental disclosures of cash flow information
Interest paid	$3,930	$4,850

Income taxes paid	$764	$401

Item 1.    Organization and Summary of Significant Accounting Policies

Organization

Note 1.    Basis of Presentation

Cardinal Bankshares Corporation (the Company) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of Bank of Floyd (the Bank). The Bank was acquired by the Company on July 1, 1996 and used the pooling of interests accounting method.

The consolidated financial statements as of September 30, 2002 and for the periods ended September 30, 2002 and 2001 included herein, have been prepared by Cardinal Bankshares Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2001, included in the Company’s Annual Report for the fiscal year ended December 31, 2001.

Bank of Floyd and its wholly owned subsidiary, FBC, Inc. are organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.’s assets and operations consist primarily of annuity sales and minority interests in an insurance company and a title insurance company. The Bank serves the counties of Floyd, Carroll, Montgomery, and Roanoke, Virginia and the City of Roanoke, Virginia through five banking offices.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.    Allowances for Loan Losses (dollars in thousands)

The following is an analysis of the allowance for credit losses for the nine months ended September 30.

	2002	2001
Balance at January 1	$1,300	$1,134
Provision charged to operations	375	400
Loans charged off, net of recoveries	(62)	(342)

Balance at September 30	$1,613	$1,192

Note 3.    Commitments and Contingencies (dollars in thousands)

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2002 and 2001 is as follows:

	2002	2001
Commitments to extend credit	$9,463	$12,078
Standby letters of credit	803	565

	$10,266	$12,643

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (in thousands, except shares and per share data)

The Bank earned $1,866 or $1.22 basic net income per share for the nine months ended September 30, 2002 compared to $1,755 or $1.14 basic net income per share for the nine months ended September 30, 2001. Total interest income of $8,732 less interest expense of $3,858 resulted in net interest income of $4,874 for the nine months, an increase of 6.1% over the same period in 2001. Provision for loan losses charged to operations was $375 for the nine months ending September 30, 2002 compared to $400 in the same period of 2001. Noninterest income and expenses amounted to $500 and $2,518, respectively for the first nine months of 2002 and $449 and $2,341 for the first nine months of 2001.

Total assets at September 30, 2002 were $183,695 compared to $185,798 at December 31, 2001. The decrease in assets was primarily due to the $3,779 decrease in deposits. Other assets increased 286.7% from December to September. Most of the increase was the result of a $3.0 million investment in bank-owned life insurance.

Net income for the quarter ended September 30, 2002 decreased 8.9% from the same period in 2001. The decrease in net income was due primarily to an increase in noninterest expenses.

Noninterest income increased during the third quarter of 2002, amounting to $186 compared to $170 for the third quarter of 2001. Noninterest expense increased by $163.

Loans (dollars in thousands)

At September 30, 2002, gross loans totaled $106,529 and represented 58.0% of total assets compared to $114,507 or 61.6% of total assets at December 31, 2001. The loan-to-deposit ratios for September 30, 2002 and December 31, 2001 were 66.7% and 70.0%, respectively.

Allowance for Loan Losses (dollars in thousands)

The allowance for loan losses was $1,613 or 1.49% of outstanding loans at September 30, 2002 compared to $1,300 or 1.14% of outstanding loans at December 31, 2001.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes that the allowance for loan losses is adequate.

While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Deposits (dollars in thousands)

Total deposits decreased from $163,468 at December 31, 2001 to $159,689 at September 30, 2002, a decrease of $3,779 or 2.3%. As of September 30, 2002, the Bank had $21,559 in time deposits of $100 or more.

Stockholders’ Equity and Capital Adequacy (dollars in thousands)

Total stockholders’ equity was $23,173 at September 30, 2002, compared to $21,454 at December 31, 2001, an increase of $1,719. The increase is attributed to net earnings of $1,866, dividends of $307 paid, and the change in the unrealized appreciation on available for sale securities of $160.

Stockholders’ Equity and Capital Adequacy, continued

The Bank’s regulators define risk-based capital guidelines as “core,” or Tier 1 capital, and “supplementary,” or Tier 2 capital. Core capital consists of common stockholders’ equity while “supplementary,” or Tier 2 capital, consists of the allowance for loan losses, subject to certain limitations. These amounts are referred to collectively as total qualifying capital. Banks are expected to meet a minimum ratio of total qualifying capital to risk adjusted assets of 8.0%. The Bank’s risk-based capital ratio exceeded 13.6% at September 30, 2002.

In addition to the risk-based capital guidelines mentioned above, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio—or core capital to assets ratio—works in tandem with the risk-based capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2002, the Bank’s leverage capital ratio was in excess of 8%.

Management is not presently aware of any current recommendations to the Bank by regulatory authorities, which if they were to be implemented, would have a material effect on the Bank’s liquidity, capital resources, or operations.

Interest Rate Risk Management

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management continues to structure its assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates.

Forward-Looking Statements

This document contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate environment, management’s business strategy, national, regional, and local market conditions and legislative and regulatory conditions.

Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as to the date hereof. The Bank undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

Liquidity

The liquidity of a bank measures its access to or ability to raise funds. Sustaining adequate liquidity requires a bank to ensure the availability of funds to satisfy reserve requirements, loan demand, deposit withdrawals, and maturing liabilities while funding asset growth and producing appropriate earnings. Liquidity is provided through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market or other borrowing sources. The Bank’s primary liquid assets are Cash and due from banks, Interest-bearing deposits with banks, Federal funds sold and Investment securities. At September 30, 2002, the ratio of liquid assets to total deposits was 42.6% compared to a ratio of 41.6% at December 31, 2001.

Item 3.    Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our principal executive officer and acting financial officer supervised this evaluation and concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have been no significant changes to our internal controls or other factors that could significantly affect our disclosure controls or procedures and (ii) we have not taken any corrective actions with respect to our disclosure controls and procedures to correct any significant deficiencies or weaknesses.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. In addition, the operation of any system of controls and procedures is dependent upon the employees responsible for executing it. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

On September 25, 2002 the Company signed an amendment to the Agreement and Plan of Reorganization and Merger (the “Agreement”) by and between the Company and MountainBank Financial Corporation dated June 20, 2002.

The employment of the Company’s Chief Financial Officer, Mr. David Welch, was terminated by the Board of Directors effective October 1, 2002. Pending appointment of a permanent replacement for Mr. Welch, Ms. Wanda Gardner has assumed interim responsibility as the Company’s principal financial officer.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

(1)	Form 8-K filed September 25, 2002 to report an amendment to the merger agreement with MountainBank Financial Corporation

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Bankshares Corporation

Date: November 14, 2002	By:	/s/ RONALD LEON MOORE
President, Chief Executive Officer

/s/ WANDA M. GARDNER
Acting Chief Financial Officer

CERTIFICATION

I, Ronald Leon Moore certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Cardinal Bankshares Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ RONALD LEON MOORE
Ronald Leon Moore President and Chief Executive Officer

STATEMENT OF CHIEF EXECUTIVE OFFICER AND
PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. § 1350

In connection with the Quarterly Report on Form 10-QSB for the period ended September 30, 2002 (the “Form 10-QSB”) of Cardinal Bankshares Corporation (the “Company”), I, Ronald Leon Moore, Chief Executive Officer and Principal Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(a)    the Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(b)    the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Form 10-QSB.

By:	/s/ RONALD LEON MOORE	Date: November 14, 2002
Ronald Leon Moore Chief Executive Officer

CERTIFICATION

I, Wanda M. Gardner certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Cardinal Bankshares Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/S/ WANDA M. GARDNER
Wanda M. Gardner Acting Chief Financial Officer

STATEMENT OF CHIEF EXECUTIVE OFFICER AND
PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. § 1350

In connection with the Quarterly Report on Form 10-QSB for the period ended September 30, 2002 (the “Form 10-QSB”) of Cardinal Bankshares Corporation (the “Company”), I, Wanda M. Gardner, Acting Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(a) the Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(b) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Form 10-QSB.

By:	/S/ WANDA M. GARDNER	Date: November 14, 2002
Wanda M. Gardner Acting Chief Financial Officer