Form 10KSB
period 2002-12-31
CARDINAL BANKSHARES CORP
filed 2003-03-31
CIK 1022759

U.S. Securities And Exchange Commission
 Washington, D.C.  20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2002

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ________to ________

Commission file no. 0-28780

Cardinal Bankshares Corporation

(Name of small business issuer in its charter)

Virginia	54-1804471

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Jacksonville Circle Floyd, Virginia	24091

(Address of principal executive offices)	(Zip Code)

(540) 745-4191

Issuer’s telephone number, including area code

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

Yes	☒	No	☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer’s revenues for its most recent fiscal year were $12,211,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,177,103 as of March 20, 2003.

1,535,733 shares of the Issuer’s common stock were issued and outstanding as of March 20, 2003.

Transitional Small Business Disclosure Format. (Check one):

Yes	☐	No	☒

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2002 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and Part III, Item 13.  The issuer’s Proxy Statement for the 2003 Annual Meeting is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

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

(B) DESCRIPTION OF THE BUSINESS

The principle business of the Company and Bank is to provide comprehensive individual and corporate banking services through the Bank’s main office in Floyd, Virginia, and branch offices in Hillsville, Christiansburg, Roanoke and Willis, Virginia.  The Bank’s wholly-owned subsidiary, FBC, Inc., has interests in Virginia Title Center, LLC as well as Virginia Bankers Insurance Center, LLC, both of which act as title insurance companies.  FBC, Inc. also has an interest in VBA Investment Services, LLC.

(1) SERVICES

The Bank is a full service retail commercial bank offering a wide range of services, including demand and time deposits as well as installment, mortgage and other consumer lending services.  The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies.

(2) COMPETITIVE CONDITIONS

The bank business is highly competitive.  The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere.  As of December 31, 2002, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia.  The competing institution is not locally owned.

Floyd County generates approximately 80% of the Bank’s total deposits.  In the other parts of the Bank’s trade area (the Virginia counties of Roanoke, Montgomery, and Carroll and the City of Roanoke, Virginia), there are a number of locally owned community banks, statewide banking organizations, and affiliate banks of southeast regional bank holding companies in operation.

(3) MATERIAL CUSTOMERS

Deposits are derived from a broad base of customers in its trade area.  No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Bank.

The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area.  The majority of such customers are depositors.  The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2 million.  Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to customers who are motel and bed-and-breakfast owners and operators.  Total loans and loan commitments to this industrial group amounted to approximately $17.7 million and $16.6 million at December 31, 2002 and 2001, respectively.

(4) RIGHTS

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

(5) NEW SERVICES

The Company has expended no material dollars on research activities relating to new lines of business in the last two years.  However, in the year 2003, the Company will continue to weigh the opportunities now available after passage of the Gramm-Leach-Bliley Act in 1999.  Some of the products and services that now may be offered by the Company are property, casualty, life, automobile, disability, and group insurance products as well as brokerage services and others.

(6) ENVIRONMENTAL LAWS

Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company’s capital expenditures, earnings or competitive position.

(7) EMPLOYEES

The Bank had 21 officers, 45 full-time employees and 3 part-time employees as of December 31, 2002. Employee relations have been good.

ITEM 2.	DESCRIPTION OF PROPERTY

The present headquarters of the Company consists of a three-story brick building, with approximately 21,200 square feet of floor space located at 101 Jacksonville Circle, Floyd, Virginia.  The Bank also owns its branch offices in Hillsville and Roanoke, Virginia, which have drive-up facilities.  The Bank’s Willis and Christiansburg, Virginia offices operate from leased facilities.

The Bank also owns a three-story brick building adjacent to its main office which serves as the Bank’s conference room, training room and which provides space for expansion of the financial services now offered.

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

(A)

Beginning in 1997, the Company’s stock was traded on the OTC Bulletin Board under the symbol CDBK.  Prior to 1997, no active public market existed for the common stock of the bank.  Transfer of the common stock occurred from time to time, but management had no direct access to the prices realized in those trades.  Based on information available to the Bank concerning such trading, the following table shows the trading ranges of the Common Stock for the previous five years.  The table has been adjusted for the effects of a 3-for-1 stock split in 2001.

Year	High	Low

2002	$23.47	$14.80
2001	$16.00	$12.00
2000	$12.25	$10.33
1999	$17.00	$13.33
1998	$18.00	$16.17

(B)	The approximate number of holders of the Bank’s 1,535,733 Common Stock Securities as of December 31, 2002, is 710.

(C)

Dividends paid for 2002 were $0.45 and 2001 were $0.42 per share owned.  The Company’s ability to declare and pay dividends in the future are dependent upon its consolidated  net income, fiscal and general business condition.  Subject to these considerations, as well as, laws and regulations governing the payment of dividends, the Company may declare dividends at the discretion of the Board of Directors only.  The Company currently expects that dividends will continue to be paid in the foreseeable future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The information required by Item 6 of Form 10-KSB appears in the Company’s Proxy Statement for the 2003 Annual Meeting and is incorporated herein by reference.

ITEM 7.	FINANCIAL STATEMENTS

The information required by Item 7 of Form 10-KSB appears in the Company’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB appears in the Company’s Proxy Statement for the 2003 Annual Meeting and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB appears in the Company’s Proxy Statement for the 2003 Annual Meeting and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB appears in the Company’s Proxy Statement for the 2003 Annual Meeting and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB appears in the Company’s Proxy Statement for the 2003 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of the report:

2002 Annual Report To Stockholders Pages (s)*

1.	Financial Statements:

Independent Auditors’ Report	4

Consolidated Balance Sheets - December 31, 2002 and 2001	5

Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000	6

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2002, 2001 and 2000	7

Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000	8

Notes to Consolidated Financial Statements	9-26

* Incorporated by reference from the indicated pages of the 2002 Annual Report to Stockholders

2.	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits:

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-KSB.

REPORTS ON FORM 8-K filed during the fourth quarter of 2002:

None.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K, CONTINUED

EXHIBITS

See Item 13(a)3 above.

FINANCIAL STATEMENT SCHEDULES

See Item 13(a)2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ RONALD LEON MOORE	/s/ RAY A. FLEMING

Ronald Leon Moore Chairman, President and Chief Executive Officer	Ray A. Fleming Executive Vice President and Chief Financial Officer
Date: March 26, 2003	Date: March 26, 2003

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD LEON MOORE	Director, Chairman, President &	March 26, 2003
Chief Executive Officer
Ronald Leon Moore

/s/ K. VENSON BOLT	Director	March 26, 2003

K. Venson Bolt

/s/ JOSEPH HOWARD CONDUFF	Director	March 26, 2003

Joseph Howard Conduff

/s/ W. R. GARDNER, JR.	Director	March 26, 2003

W. R. Gardner, Jr.

/s/ C. W. HARMAN	Director	March 26, 2003

C. W. Harman

/s/ KEVIN D. MITCHELL	Director	March 26, 2003

Kevin D. Mitchell

/s/ DORSEY H. THOMPSON	Director	March 26, 2003

Dorsey H. Thompson

CERTIFICATION

I, Ronald Leon Moore, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Cardinal Bankshares Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003		/s/ RONALD LEON MOORE

Ronald Leon Moore Chairman, President & Chief Executive Officer

CERTIFICATION

I, Ray A. Fleming, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Cardinal Bankshares Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003		/s/ RAY A. FLEMING

Ray A. Fleming Executive Vice President & Chief Financial Officer

CERTIFICATION
(Pursuant to 18 U.S.C. Section 1350)

          The undersigned hereby certifies that (i) the foregoing Annual Report on Form 10-KSB filed by March 31, 2003 (the “Registrant”) for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 26, 2003	/s/ RONALD LEON MOORE

Ronald Leon Moore Chairman, President & Chief Executive Officer

Date: March 26, 2003	/s/ RAY A. FLEMING

Ray A. Fleming Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No. In Equential System

13.1	2002 Annual Report to Stock-holders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-KSB)	—