Form 10QSB
period 2003-03-31
CARDINAL BANKSHARES CORP
filed 2003-05-14
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO
SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission File No. 0-28780

CARDINAL BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1804471
(State of Incorporation)	(I.R.S. Employer Identification No.)

101 Jacksonville Circle, P. O. Box 215, Floyd, Virginia 24091
(Address of principal executive offices)

(540) 745-4191
(Registrant’s telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of April 30, 2003 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-QSB

March 31, 2003

CONSOLIDATED BALANCE SHEETS
Cardinal Bankshares Corporation and Subsidiary

(In thousands, except share data)	(Unaudited) March 31, 2003	(Audited) December 31, 2002

ASSETS
Cash and due from banks	$4,347	$5,175
Interest-bearing deposits	8,088	8,065
Federal funds sold	10,950	8,650
Investment securities available for sale, at fair value	28,153	27,963
Investment securities held to maturity (fair value, $18,061 - March 31, 2003; $18,044 - December 31, 2002)	16,838	17,027
Restricted equity securities	864	864

Total loans	113,333	115,093
Allowance for loan losses	(1,770)	(1,769)

Net loans	111,563	113,324

Bank premises and equipment, net	2,099	2,160
Accrued interest receivable	1,213	1,049
Other real estate owned	640	671
Bank owned life insurance	3,188	3,149
Other assets	1,229	1,281

Total assets	$189,172	$189,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$21,087	$21,036
Interest-bearing deposits	143,658	144,356

Total deposits	164,745	165,392

Accrued interest payable	203	181
Other liabilities	666	586

Total liabilities	165,614	166,159

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock, par value $10 per share, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Paid-in capital	2,925	2,925
Retained earnings	5,070	4,667
Accumulated other comprehensive income, net	206	270

Total stockholders’ equity	23,558	23,219

Total liabilities and stockholders’ equity	$189,172	$189,378

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Cardinal Bankshares Corporation and Subsidiary

	Three Months Ended March 31,

(In thousands, except share data)	2003	2002

Interest Income
Interest and fees on loans	$1,993	$2,253
Interest on securities:
U.S. government and agencies	289	393
States and political subdivisions	221	249
Interest on federal funds sold	35	47
Deposits with banks	24	21

Total interest income	2,562	2,963

Interest Expense
Interest on deposits	1,043	1,422

Total interest expense	1,043	1,422

Net interest income	1,519	1,541
Provision for loan losses	30	150

Net interest income after provision for loan losses	1,489	1,391

Noninterest Income
Service charges on deposit accounts	79	64
Other service charges and fees	20	18
Securities gains	—	8
Other operating income	86	58

Total noninterest income	185	148

Noninterest Expense
Salaries and benefits	536	462
Occupancy and equipment expense	147	124
Other operating expense	502	204

Total noninterest expense	1,185	790

Earnings
Income before income taxes	489	749
Income tax expense	86	196

Net Income	$403	$553

Earnings Per Share
Net income per common share:
Basic	$0.26	$0.36
Diluted	$0.26	$0.36
Average shares outstanding:
Basic	1,535,733	1,535,733
Diluted	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Cardinal Bankshares Corporation and Subsidiary

(In thousands) Three Months Ended March 31,	2003	2002

Cash flows from operating activities
Net income	$403	$553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66	58
Accretion of discount on investment securities	(9)	(6)
Provision for loan losses	30	150
Deferred income taxes
Net realized (gains) losses on investment securities	—	(8)
Deferred compensation and pension expense	45	25
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable	(164)	(148)
Increase (decrease) in accrued interest payable	22	(13)
Net change in other operating assets and liabilities	151	49

Net cash provided by operating activities	544	660

Cash flows from investing activities
Net (increase) in interest-bearing deposits in banks	(24)	(5,000)
Net (increase) decrease in federal funds sold	(2,300)	10,145
Purchase of investment securities	(5,938)	(5,569)
Proceeds from maturity and redemption of investment securities	5,850	3,469
Net decrease in loans	1,731	1,129
Net purchases of bank premises and equipment	(4)	(68)
Investment in bank owned life insurance	(39)	(3,000)

Net cash (used) provided by investing activities	(724)	1,106

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	51	(1,179)
Net (decrease) in interest-bearing deposits	(699)	(405)

Net cash (used) by financing activities	(648)	(1,584)

Net (decrease) increase in cash and cash equivalents	(828)	182
Cash and cash equivalents at beginning of year	5,175	3,986

Cash and cash equivalents at end of year	$4,347	$4,168

Supplemental disclosures of cash flow information
Interest paid	$1,021	$1,435
Income taxes paid	$194	$193

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2002. Certain previously reported amounts have been reclassified to conform to current presentations.

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Three months ended March 31, (In thousands)	2003	2002

Balance, at January 1	$1,769	$1,300
Provision charged to expense	30	150
Recoveries of amounts previously charged off	2	2
Loans charged off	(31)	(20)

Balance, at March 31	$1,770	$1,432

Note 3. Commitments and Contingencies

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and stand-by letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Company’s commitments at March 31 for the years indicated follows:

March 31, (In thousands)	2003	2002

Commitments to extend credit	$7,990	$7,959
Standby letters of credit	673	863

Total	$8,663	$8,822

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At March 31, 2003, the Bank operated five branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County.

Through Bank of Floyd’s network of banking facilities, Cardinal Bankshares provides a wide range of commercial banking services to individuals, small to medium-sized businesses, institutions and governments, located in Virginia.  The Company conducts substantially all of the business operations of a typical independent commercial bank, including the acceptance of checking and savings deposits, the making of commercial, real estate, personal, home improvement, automobile and other installment loans.  The Company also offers other related services, such as traveler’s checks, safe deposit boxes, depositor transfer, customer note payment, collection, notary public, escrow, drive-in and ATM facilities, and other customary banking services.  Cardinal Bankshares does not offer trust services.

The following discussion provides information about the major components of the financial condition, results of operations, asset quality, liquidity, and capital resources of Cardinal Bankshares.  The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

FINANCIAL CONDITION
Total assets as of March 31, 2003 were $189.2 million, down $206 thousand from year-end 2002. Total loans declined by $1.8 million or 1.5% due to weak overall demand as a result of the continuing sluggish economy. Federal funds sold increased $2.3 million or 26.6% as excess funds available due to the weak loan demand were temporarily reinvested in overnight funds. Compared to March 31, 2002, total assets increased $4.4 million or 2.4%, principally due to increases in interest-bearing deposits and federal funds sold. Total securities available for sale as of March 31, 2003 were $28.2 million, up $190 thousand from the year-end 2002 balance.

Total deposits as of March 31, 2003 stood at $164.7 million, having declined $647 thousand or 0.4% from the $165.4 million recorded at December 31, 2002. The decrease was solely attributable to a reduction in interest-bearing deposits, as noninterest-bearing deposits increased $51 thousand over year-end 2002 levels. Compared to March 31, 2002, total deposits at March 31, 2003 increased $2.9 million or 1.8%, with $2.2 million of the growth occurring in non-interest bearing deposits.

RESULTS OF OPERATIONS
Net income for the first quarter of 2003 was $403 thousand compared to $553 thousand for the first quarter of 2002. Diluted earnings per share were $.26 for the quarter ended March 31, 2003 compared to $.36 for the same prior year period The decline in quarter-to-quarter net income was solely attributable to the Company’s recognition during the quarter of $234 thousand, or $155 thousand net of taxes, in expenses related to the proposed merger with MountainBank Financial Corporation. On February 26, 2003, the Registrant’s shareholders failed to ratify and approve the proposed merger. Excluding the effect of the merger related expenses, Cardinal Bankshares would have reported net income of $558 thousand or $.36 per diluted share.

While the merger related expenses dampened the Company’s reported earning, Cardinal Bankshares’ core earnings remained sound during yet another quarter marked by a challenging interest rate environment and restrained economic activity

Total interest income for the three months ended March 31, 2003 declined $401 thousand to $2.6 million, a decrease of 13.5% over the prior year quarter. This was primarily the result of a 50 basis point decrease in the prime rate of interest from the first quarter of 2002 to the first quarter of 2003. Noninterest income increased 25.0% to $185 thousand, with higher levels of service charges on deposit accounts and income from bank owned life insurance accounting for most of the increase. Total interest expense decreased 26.7% to $1.0 million, reflecting the effect of lower levels of interest-bearing deposits and interest rates paid thereon. Noninterest expense increased 50.0% to $1.2 million for the three months ended March 31, 2003, due primarily to the merger related expenses mentioned earlier. Adjusting for the merger expenses, noninterest expense increased $161 thousand primarily due to increased pension plan expense, medical insurance premiums and normal merit increases. In addition, premiums paid on bank owned life insurance policies, purchased subsequent to the first quarter of 2002, contributed to the period-to-period increase.

ASSET QUALITY
The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses.

The allowance for loan losses totaled $1.8 million at March 31, 2003. The allowance for loan losses to period end loans was 1.56% at March 31, 2003 compared to 1.54% and 1.26% at December 31, 2002 and March 31, 2002, respectively. The provision for loan losses was $30 thousand for the first quarter of 2003. Net charge-offs for the first quarter of 2003 were $29 thousand, up from $18 thousand recorded for the same quarter a year earlier. Giving consideration to the volume of new loans over the past three months, the allowance for loan losses as a percentage of outstanding loans, analysis of the collectibility of nonperforming loans, composition of the loan portfolio and the general economic outlook, management feels the provision added to the allowance during the quarter and the resulting level of the allowance is adequate to cover potential losses inherent in the loans portfolio.

While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $4.2 million at quarter-end March, 2003 compared to $755 thousand at year-end 2002. There were no nonaccrual loans at March 31, 2003 or at year-end 2002. Management does not expect to incur any material losses related to nonperforming assets.

LIQUIDITY
In determining the Company’s liquidity requirements, both sides of the balance sheet are managed to ensure that adequate funding sources are available to support loan growth, deposit withdrawals or any unanticipated need for funds.

Securities available for sale that mature within one year, or securities that have a weighted average life of one year or less are sources of liquidity. Anticipated mortgage-backed securities paydowns and maturing loans also generate cash flows to meet liquidity requirements. Wholesale funding sources are also used to supply liquidity such as federal funds purchased and large denomination certificates of deposit. The Company considers its sources of liquidity to be adequate to meet its anticipated needs.

CAPITAL RESOURCES
Cardinal Bankshares’ capital position provides the necessary assurance required to support anticipated asset growth and to absorb potential losses.

The Company’s Tier I capital position was $23.4 million at March 31, 2003, or 18.99% of risk-weighted assets. Total risk-based capital was $24.9 million or 20.24% of risk-weighted assets.

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowable portion of the allowance for loan losses as defined by the regulatory capital guidelines.  Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2003, the Company’s leverage capital ratio was 12.60%.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS
This Form 10-QSB contains forward-looking statements. The Company may also make written forward-looking statements in periodic reports to the Securities and Exchange Commission, proxy statements, offering circulars and prospectuses, press releases and other written materials and oral statements made by Cardinal Bankshares’ officers, directors or employees to third parties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of the Company’s management, and on information currently available to such management. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” or similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. Management cautions the readers that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following: competitive pressures among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce margins; general economic or business conditions may lead to a deterioration in credit quality or a reduced demand for credit; legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which Cardinal Bankshares is engaged; changes may occur in the securities markets; and competitors of the Company may have greater financial resources and develop products that enable such competitors to compete more successfully than Cardinal Bankshares.

Other factors that may cause actual results to differ from the forward-looking statements include the following: the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; changes in consumer spending and savings habits; the effects of competitors’ pricing policies; the Company’s success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives; and mergers and acquisitions and their integration into the Company and management’s ability to manage these other risks.

Management of Cardinal Bankshares believes these forward-looking statements are reasonable; however undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of Cardinal Bankshares may differ materially from those expressed in forward-looking statements contained in this report. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict.

Item 3. CONTROLS AND PROCEDURES
Within 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our principal executive officer and principal financial officer supervised this evaluation and have concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures and (ii) we have not taken any corrective actions with regard to our disclosure controls and procedures to correct any significant deficiencies and weaknesses.

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

Part II.   OTHER INFORMATION

Item:	1	Legal proceedings

David E. Welch, former Assistant Vice President, Chief Financial Officer, and Cashier of both Cardinal Bankshares and Bank of Floyd was discharged on October 1, 2002, by the Cardinal Bankshares Board of Directors.

Welch subsequently filed a complaint with the U.S. Department of Labor and served it on or about December 12, 2002, claiming that his discharge violated the Sarbanes-Oxley Act of 2002. Based upon information provided by Cardinal, the Department of Labor dismissed the claims on March 18, 2003, finding that Welch was not dismissed for protected activity but for legitimate business reasons. Claims against Bank of Floyd were dismissed for the additional reason that Bank of Floyd is not a public company and is not subject to the Act.

Welch has appealed the dismissal, and the appeal is currently pending. Cardinal Bankshares believes there is no merit to the appeal and expects to vigorously defend the appeal.

	2	Changes in securities - None

	3	Defaults upon senior securities - None

	4	Results of votes of security holders

On February 26, 2003, the Registrant held a special shareholder meeting to vote on the proposed merger with MountainBank Financial Corporation (“MFC”).  The shareholders failed to approve the proposed merger with MFC. There were 353,353 shares cast FOR, 894,338 shares cast AGAINST, and 11,738 shares ABSTAINED.

	5	Other information - None

	6	Exhibits and Reports on Form 8-K

		(a)	Exhibits –
		99.1	- Certification Pursuant To 18 U.S.C. Section 1350

		(b)	Reports on Form 8-K
(1)

Form 8-K filed on February 26, 2003 announcing that the Registrant held a special shareholder meeting to vote on the proposed merger with MountainBank Financial Corporation (“MFC”), Hendersonville, North Carolina. The Registrant’s shareholders failed to approve the proposed merger with MFC.

(2)

Form 8-K filed March 5, 2003 announcing that the Registrant’s Board of Directors approved termination of the Agreement and Plan of Reorganization and Merger with MountainBank Financial Corporation (the “Agreement”) as a result of the failure of Registrant’s shareholders to ratify and approve the Agreement and the merger at their special meeting held February 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ RONALD LEON MOORE

Ronald Leon Moore Chairman of the Board, President and Chief Executive Officer

/s/ RAY A. FLEMING

Ray A. Fleming Executive Vice President and Chief Financial Officer

Date: May 13, 2003

CERTIFICATION

I, Ronald Leon Moore, certify that:

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ RONALD LEON MOORE

Ronald Leon Moore Chairman, President & Chief Executive Officer

CERTIFICATION

I, Ray A. Fleming, certify that:

1.	I have reviewed this quarterly report on Form 10-KSB of Cardinal Bankshares Corporation;

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

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ RAY A. FLEMING

Ray A. Fleming Executive Vice President & Chief Financial Officer