Form 10QSB
period 2003-06-30
CARDINAL BANKSHARES CORP
filed 2003-08-13
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

Commission File No. 0-28780

CARDINAL BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1804471
(State of Incorporation)	(I.R.S. Employer Identification No.)

101 Jacksonville Circle, P. O. Box 215, Floyd, Virginia 24091

(Address of principal executive offices)

(540) 745-4191

(Registrant’s telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of July 31, 2003 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-QSB

June 30, 2003

CONSOLIDATED BALANCE SHEETS

Cardinal Bankshares Corporation and Subsidiary

	(Unaudited)
(In thousands, except share data)	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$4,135	$5,175
Interest-bearing deposits	5,282	8,065
Federal funds sold	10,425	8,650
Investment securities available for sale, at fair value	24,116	27,963
Investment securities held to maturity (fair value, $20,242—June 30, 2003; $18,044—December 31, 2002)	18,820	17,027
Restricted equity securities	598	864

Total loans	120,133	115,093
Allowance for loan losses	(1,730)	(1,769)

Net loans	118,403	113,324

Bank premises and equipment, net	2,058	2,160
Accrued interest receivable	1,105	1,049
Other real estate owned	392	671
Bank owned life insurance	4,226	3,149
Other assets	1,464	1,281

Total assets	$191,024	$189,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest—bearing deposits	$21,842	$21,036
Interest—bearing deposits	141,502	144,356

Total deposits	163,344	165,392

Securities sold under agreements to repurchase	2,849	—
Accrued interest payable	167	181
Other liabilities	751	586

Total liabilities	167,111	166,159

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY
Common stock, par value $10 per share, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Paid-in capital	2,925	2,925
Retained earnings	5,298	4,667
Accumulated other comprehensive income, net	333	270

Total stockholders’ equity	23,913	23,219

Total liabilities and stockholders’ equity	$191,024	$189,378

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Cardinal Bankshares Corporation and Subsidiary

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$1,988	$2,288	$3,981	$4,541
Interest on securities:
U.S. government and agencies	251	324	540	717
States and political subdivisions	232	238	453	487
Interest on federal funds sold	33	52	68	99
Deposits with banks	20	37	44	58

Total interest income	2,524	2,939	5,086	5,902

Interest Expense
Interest on deposits	997	1,270	2,040	2,692
Interest on securities sold under agreements to repurchase	1	—	1	—

Total interest expense	998	1,270	2,041	2,692

Net interest income	1,526	1,669	3,045	3,210
Provision for loan losses	—	120	30	270

Net interest income after provision for loan losses	1,526	1,549	3,015	2,940

Noninterest Income
Service charges on deposit accounts	78	82	157	146
Other service charges and fees	21	20	41	38
Securities gains	—	2	—	10
Other operating income	106	61	192	119

Total noninterest income	205	165	390	313

Noninterest Expense
Salaries and benefits	646	512	1,182	974
Occupancy and equipment expense	142	134	289	258
Foreclosed assests, net	32	—	32	—
Other operating expense	180	204	682	408

Total noninterest expense	1,000	850	2,185	1,640

Earnings
Income before income taxes	731	864	1,220	1,613
Income tax expense	165	210	251	406

Net Income	$566	$654	$969	$1,207

Earnings Per Share
Net income per common share:
Basic	$0.37	$0.43	$0.63	$0.79
Diluted	$0.37	$0.43	$0.63	$0.79
Average shares outstanding:
Basic	1,535,733	1,535,733	1,535,733	1,535,733
Diluted	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Cardinal Bankshares Corporation and Subsidiary

(In thousands) Six Months Ended June 30,	2003	2002
Cash flows from operating activities
Net income	$969	$1,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	122
Accretion of discount on investment securities	(10)	2
Provision for loan losses	30	270
Net realized (gains) losses on investment securities	—	(10)
Deferred compensation and pension expense	89	(16)
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable	(56)	(14)
(Decrease) in accrued interest payable	(14)	(79)
Net change in other operating assets and liabilities	139	(778)

Net cash provided by operating activities	1,278	704

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	2,783	(5,000)
Net (increase) decrease in federal funds sold	(1,775)	8,415
Purchase of investment securities	(12,168)	(8,661)
Sale of investment securities	—	759
Proceeds from maturity and redemption of investment securities	14,328	7,767
Proceeds from redemption of restricted equity securities	266	—
Net (increase) decrease in loans	(5,109)	4,125
Net purchases of bank premises and equipment	(29)	(96)
Investment in bank owned life insurance	(1,077)	(3,063)

Net cash (used) provided by investing activities	(2,781)	4,246

Financing Activities
Net increase in noninterest-bearing deposits	806	1,259
Net (decrease) in interest-bearing deposits	(2,854)	(4,822)
Net increase in securites sold under agreements to repurchase	2,849	—
Dividends paid	(338)	(307)

Net cash provided (used) by financing activities	463	(3,870)

Net (decrease) increase in cash and cash equivalents	(1,040)	1,080
Cash and cash equivalents at beginning of period	5,175	3,986

Cash and cash equivalents at end of period	$4,135	$5,066

Supplemental disclosures of cash flow information
Interest paid	$2,055	$2,772
Income taxes paid	$269	$548

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Six months ended June 30, (In thousands)	2003	2002
Balance, at January 1	$1,769	$1,300
Provision charged to expense	30	270
Recoveries of amounts previously charged off	5	3
Loans charged off	(74)	(45)

Balance, at June 30,	$1,730	$1,528

Note 3. Commitments and Contingencies

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and stand-by letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Company’s commitments at June 30 for the years indicated follows:

(In thousands)	2003	2002
Commitments to extend credit	$4,262	$7,113
Standby letters of credit	673	872

Total	$4,935	$7,985

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At June 30, 2003, the Bank operated five branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County.

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

FINANCIAL CONDITION

Total assets as of June 30, 2003 were $191.0 million, up $1.6 million from year-end 2002. Total loans grew by $5.0 million or 4.4%, driven primarily by increased commercial real estate activity in the form of participation loans purchased from other financial institutions during the second quarter. The investment securities portfolio reflected a net decrease of $2.0 million due largely to issuer calls of U.S. Government Agency securities motivated by the sustained low interest rate environment. Federal funds sold increased $1.8 million, or 20.5%, to $10.4 million as excess funds available from the continued moderate loan demand were temporarily reinvested in overnight funds.

As of June 30, 2003, total deposits were $163.3 million, reflecting a decrease of $2.0 million compared to year-end 2002. Non-interest-bearing core deposits increased $806 thousand while interest-bearing deposits declined $2.9 million due mainly to a shift of approximately $2.8 million in deposits to securities sold under agreements to repurchase.

Stockholders’ equity was $23.9 million as of June 30, 2003 compared to $23.2 million as of December 31, 2002. The $694 thousand increase in stockholders’ equity is primarily the combined result of $969 thousand in net income and the declaration of $338 thousand in cash dividends during the six months ended June 30, 2003.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2003 was $566 thousand compared to $654 thousand for the three months ended June 30, 2002. Diluted earnings per share were $.37 for the three months ended June 30, 2003 compared to $.43 for the same prior year period.

Net income for the six months ended June 30, 2003 was $969 thousand compared to $1.2 million for the six months ended June 30, 2002. Diluted earnings per share were $.63 and $.79 for the six months ended June 30, 2003 and 2002, respectively.

The decline in net income and profitability for the six month period ended was primarily attributable to the Company’s recognition during the period of $255 thousand, or $168 thousand net of taxes, in expenses related to the proposed merger with MountainBank Financial Corporation. On February 26, 2003, the Registrant’s shareholders failed to ratify and approve the proposed merger. Excluding the effect of the merger related expenses; Cardinal Bankshares would have reported net income of $1.1 million or $.74 per diluted share.

Total interest income for the three months ended June 30, 2003 declined $415 thousand to $2.5 million, a decrease of 14.1% over the same prior year quarter. This was primarily the result of the 50 basis point decrease in the prime rate of interest from the second quarter of 2002 to the second quarter of 2003. Noninterest income increased 24.2% to $205 thousand, with residual income from leasing activities and income from bank owned life insurance generating most of the increase. Total interest expense decreased 21.4% to $1.0 million, reflecting the effect of lower levels of interest-bearing deposits and interest rates paid thereon. Noninterest expense increased 17.6% to $1.0 million for the three months ended June 30, 2003, due primarily to increased pension plan expense and the effect of an increase in the 2003 medical insurance premium rate of approximately 21% over the 2002 rate.

Interest income for the six months ended June 30, 2003 was $5.1 million, down 13.8% from the $5.9 million reported a year earlier. As mentioned above, this is largely the combined result of continued suppressed loan demand in the market Cardinal Bankshares serves, and the effect of the overall lowering of interest rates on the variable or floating rate portion of the Company’s loan portfolio as it re-prices in the current declining rate environment. While total interest expense fell $651 thousand for the comparative six-month period ended June 30 2003, the decline was not sufficient to offset the $816 thousand reduction in interest income that drove the $165 thousand decline in net interest income for the period. Total noninterest income grew $77 thousand to $390 thousand primarily due to increased residual income from leasing activities and income from bank owned life insurance. Total noninterest expense increased to $2.2 million, up $545 thousand from the $1.6 million reported a year earlier. As mentioned above, the merger related expenses accounted for the largest portion of the increase. Premiums paid on bank owned life insurance policies, purchased subsequent to the first quarter of 2002, and increased pension expenses were the main reasons for the period-to-period increase. While the merger related expenses dampened the Company’s reported earnings for the periods being reported, Cardinal Bankshares’ core earnings remained sound during what has been one of the most challenging interest rate and restrained economic environments in recent banking history.

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

The allowance for loan losses totaled $1.7 million at June 30, 2003. The allowance for loan losses to period end loans was 1.44% at June 30, 2003 compared to 1.54% and 1.38% at December 31, 2002 and June 30, 2002, respectively. Net charge-offs for the six months ended June 30, 2003 were $69 thousand compared to $42 thousand for the corresponding 2002 period.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy of the loan loss reserve and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance to outstanding loans and delinquency trends.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $3.2 million as of June 30, 2003 compared to $4.2 million and $755 thousand as of March 31, 2003 and December 31, 2002, respectively. Management does not expect to incur any material losses related to nonperforming assets.

LIQUIDITY

In determining the Company’s liquidity requirements, both sides of the balance sheet are managed to ensure that adequate funding sources are available to support loan growth, deposit withdrawals or any unanticipated need for funds.

Securities available for sale that mature within one year, or securities that have a weighted average life of one year or less are sources of liquidity. Anticipated mortgage-backed securities pay downs and maturing loans also generate cashflows to meet liquidity requirements. Wholesale funding sources are also used to supply liquidity such as federal funds purchased and large denomination certificates of deposit. The Company considers its sources of liquidity to be adequate to meet its anticipated needs.

CAPITAL RESOURCES

Cardinal Bankshares’ capital position provides the necessary assurance required to support anticipated asset growth and to absorb potential losses.

The Company’s Tier I capital position was $23.6 million at June 30, 2003, or 18.45% of risk-weighted assets. Total risk-based capital was $25.2 million or 19.70% of risk-weighted assets.

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2003, the Company’s leverage capital ratio was 12.36%.

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

Welch subsequently appealed the dismissal, and the appeal is currently pending. Cardinal Bankshares believes there is no merit to the appeal and expects to vigorously defend the appeal.

2	Changes in securities—None

3	Defaults upon senior securities—None

4	Results of votes of security holders

On April 23, 2003, the Registrant held its 2003 Annual Meeting of Shareholders. At the meeting, the following seven persons were elected to the Board of Directors of the Registrant until the 2004 Annual Meeting. The results of the vote were as follows:

	For	Withheld
K. Venson Bolt	1,105,029	29,181
J. Howard Conduff, Jr.	1,120,209	14,001
William Gardner, Jr.	1,120,209	14,001
C. W. Harman	1,105,029	29,181
Kevin D. Mitchell	1,120,209	14,001
Ronald Leon Moore	1,004,148	130,062
Dorsey H. Thompson	1,120,209	14,001

5	Other information—None

6	Exhibits and Reports on Form 8-K

(a) Exhibits –
31.1 – Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2 – Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 – Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(1)	Form 8-K filed on June 20, 2003 announcing that the Registrant’s board of directors approved a regular semi-annual cash dividend of $.22 per share, an increase of ten percent over the dividend paid in June of 2002. The dividend declared was payable on June 30, 2003 to shareholders of record as of June 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/Ronald Leon Moore
Ronald Leon Moore
Chairman of the Board, President and Chief Executive Officer

/s/Ray A. Fleming
Ray A. Fleming
Executive Vice President and Chief Financial Officer

Date: August 12, 2003