Form 10QSB
period 2003-09-30
CARDINAL BANKSHARES CORP
filed 2003-11-14
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

Commission File No. 0-28780

CARDINAL BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State of Incorporation)	54-1804471 (I.R.S. Employer Identification No.)

101 Jacksonville Circle, P. O. Box 215, Floyd, Virginia 24091

(Address of principal executive offices)

(540) 745-4191

(Registrant’s telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.  No  ☐.

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of November 12, 2003, was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-QSB

September 30, 2003

CONSOLIDATED BALANCE SHEETS

Cardinal Bankshares Corporation and Subsidiary

	(Unaudited)
(In thousands, except share data)	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$3,958	$5,175
Interest-bearing deposits	5,300	8,065
Federal funds sold	9,175	8,650
Investment securities available for sale, at fair value	21,977	27,963
Investment securities held to maturity (fair value, $19,133 – September 30, 2003; $18,044 – December 31, 2002)	18,159	17,027
Restricted equity securities	598	864
Total loans	120,100	115,093
Allowance for loan losses	(1,710)	(1,769)

Net loans	118,390	113,324

Bank premises and equipment, net	2,356	2,160
Accrued interest receivable	1,012	1,049
Other real estate owned	383	671
Bank owned life insurance	4,276	3,149
Other assets	1,493	1,281

Total assets	$187,077	$189,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$23,055	$21,036
Interest-bearing deposits	136,340	144,356

Total deposits	159,395	165,392

Securities sold under agreements to repurchase	2,443	—
Accrued interest payable	163	181
Other liabilities	760	586

Total liabilities	162,761	166,159

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY
Common stock, par value $10 per share, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Paid-in capital	2,925	2,925
Retained earnings	5,847	4,667
Accumulated other comprehensive income, net	187	270

Total stockholders’ equity	24,316	23,219

Total liabilities and stockholders’ equity	$187,077	$189,378

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Cardinal Bankshares Corporation and Subsidiary

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$1,947	$2,131	$5,928	$6,672
Interest on securities:
U.S. government and agencies	192	384	732	1,101
States and political subdivisions	229	246	682	733
Interest on federal funds sold	26	46	94	145
Deposits with banks	13	23	57	81

Total interest income	2,407	2,830	7,493	8,732

Interest Expense
Interest on deposits	905	1,166	2,945	3,858
Interest on securities sold under agreements to repurchase	15	—	16	—

Total interest expense	920	1,166	2,961	3,858

Net interest income	1,487	1,664	4,532	4,874
Provision for loan losses	—	105	30	375

Net interest income after provision for loan losses	1,487	1,559	4,502	4,499

Noninterest Income
Service charges on deposit accounts	77	85	234	231
Other service charges and fees	21	22	62	60
Securities gains	—	14	—	24
Other operating income	136	66	328	185

Total noninterest income	234	187	624	500

Noninterest Expense
Salaries and benefits	572	517	1,754	1,491
Occupancy and equipment expense	144	136	433	394
Foreclosed assets, net	1	1	33	1
Other operating expense	306	224	988	632

Total noninterest expense	1,023	878	3,208	2,518

Earnings
Income before income taxes	698	868	1,918	2,481
Income tax expense	149	209	400	615

Net Income	$549	$659	$1,518	$1,866

Earnings Per Share
Net income per common share:
Basic	$0.36	$0.43	$0.99	$1.22
Diluted	$0.36	$0.43	$0.99	$1.22
Average shares outstanding:
Basic	1,535,733	1,535,733	1,535,733	1,535,733
Diluted	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Cardinal Bankshares Corporation and Subsidiary

(In thousands) Nine Months Ended September 30,	2003	2002
Cash flows from operating activities
Net income	$1,518	$1,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	192
Accretion of discount on investment securities	(15)	(7)
Provision for loan losses	30	375
Net realized (gains) losses on investment securities	—	(24)
Deferred compensation and pension expense	134	72
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	37	(73)
(Decrease) in accrued interest payable	(18)	(72)
Net change in other operating assets and liabilities	157	(603)

Net cash provided by operating activities	2,043	1,726

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	2,765	(5,000)
Net (increase) decrease in federal funds sold	(525)	6,475
Purchase of investment securities	(14,815)	(13,514)
Sale of investment securities	—	792
Proceeds from maturity and redemption of investment securities	19,559	10,034
Proceeds from redemption of restricted equity securities	266	512
Net (increase) decrease in loans	(5,096)	7,891
Net purchases of bank premises and equipment	(395)	(102)
Investment in bank owned life insurance	(1,127)	(3,063)

Net cash (used) provided by investing activities	632	4,025

Financing Activities
Net increase in noninterest-bearing deposits	2,019	1,261
Net (decrease) in interest-bearing deposits	(8,016)	(5,040)
Net increase in securities sold under agreements to repurchase	2,443	—
Dividends paid	(338)	(307)

Net cash (used) by financing activities	(3,892)	(4,086)

Net (decrease) increase in cash and cash equivalents	(1,217)	1,665
Cash and cash equivalents at beginning of year	5,175	3,986

Cash and cash equivalents at end of year	$3,958	$5,651

Supplemental disclosures of cash flow information
Interest paid	$2,962	$3,930
Income taxes paid	$444	$764

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Nine months ended September 30, (In thousands)	2003	2002
Balance, at January 1	$1,769	$1,300
Provision charged to expense	30	375
Recoveries of amounts previously charged off	17	21
Loans charged off	(106)	(83)

Balance, at September 30,	$1,710	$1,613

Note 3. Commitments and Contingencies

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and stand-by letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Company’s commitments at September 30 for the years indicated follows:

(In thousands)	2003	2002
Commitments to extend credit	$3,132	$9,463
Standby letters of credit	743	803

Total	$3,875	$10,266

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At September 30, 2003, the Bank operated five branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County.

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

FINANCIAL CONDITION

Total assets as of September 30, 2003 were $187.1 million, down 1.2% from year-end 2002. Total loans grew by $5.1 million or 4.5% to $120.1 million, driven primarily by increased commercial real estate activity in the form of participation loans purchased from other financial institutions. The investment securities portfolio reflected a net decrease of $4.9 million due principally to two factors that are the direct result of the sustained low interest rate environment. Issuer calls of U.S. Government Agency securities totaling approximately $6.0 million, and increased speeds with which homeowners are paying down their mortgages resulted in a decline of approximately $10.1 million in the mortgage-backed securities portfolio. Purchases of investment securities totaling approximately $14.8 million partially offset the reduction in the overall portfolio brought about by these two factors. Interest-bearing deposits held at the Federal Home Loan Bank were lowered by $2.7 million to $5.3 million due mainly to the Company’s strategic reduction of rate sensitive deposit balances in light of continued moderate loan demand.

As of September 30, 2003, total deposits were $159.4 million, reflecting a decrease of $6.0 million, or 3.6% compared to year-end 2002. Non-interest-bearing core deposits increased $2.0 million, or 9.6%, while interest-bearing deposits declined $8.0 million, or 5.6% due in part to a shift of approximately $2.4 million in deposits to securities sold under agreements to repurchase. As mentioned previously, the remainder of the reduction in the rate sensitive liabilities or interest-bearing deposits was driven by the strategic position taken by the Company to be less competitive on rate sensitive deposits in view of the modest loan demand that is felt to be primarily the result of the sluggish economy.

Stockholders’ equity was $24.3 million as of September 30, 2003 compared to $23.2 million as of December 31, 2002. The $1.1 million increase in stockholders’ equity is the combined result of $1.5 million in net income and the declaration of $338 thousand in cash dividends during the nine months ended September 30, 2003.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2003 was $549 thousand compared to $659 thousand for the three months ended September 30, 2002. Diluted earnings per share were $.36 for the three months ended September 30, 2003 compared to $.43 for the same prior year period.

Net income for the nine months ended September 30, 2003 was $1.5 million compared to $1.9 million for the nine months ended September 30, 2002. Diluted earnings per share were $.99 and $1.22 for the nine months ended September 30, 2003 and 2002, respectively.

The decline in net income and profitability for the nine-month period ended September 30, 2003 was primarily attributable to two events, both of which are considered to be uncharacteristic of the Company’s normal results of operation. The first is the Company’s recognition during the period of approximately $255 thousand, or $168 thousand net of taxes, in expenses related to the proposed merger with MountainBank Financial Corporation. On February 26, 2003, the Registrant’s shareholders failed to ratify and approve the proposed merger. The second event relates to expenses incurred defending a complaint filed with the U.S. Department of Labor (“DOL”) by a former employee claiming that his discharge violated the Sarbanes-Oxley Act of 2002. Based upon information provided by Cardinal Bankshares and the former employee, the DOL dismissed the claims on March 18, 2003, finding that the employee was not dismissed for protected activity but for legitimate business reasons. The employee subsequently appealed the dismissal. Under DOL procedures, the appeal automatically resulted in a trial of the former employee’s allegations before an administrative law judge. The trial took place in late August after extensive discovery and briefing by the parties. No decision has yet been rendered by the court, although the Company believes that the former employee’s allegations have no merit. Expenses related to this matter, principally legal, totaled approximately $136 thousand, or $90 thousand net of taxes, for the nine-month period ended September 30, 2003. The combined cost of these two events totaled approximately $390 thousand, or $258 thousand net of taxes. Excluding the effect of the proposed merger expenses and the costs associated with the employee matter; Cardinal Bankshares would have reported net income of $1.8 million, or $1.16 per diluted share.

Total interest income for the three months ended September 30, 2003 declined $423 thousand to $2.4 million, a decrease of 14.9% over the same prior year quarter. This was primarily the result of the 50 basis point decrease in the prime rate of interest from the second quarter of 2002 to the third quarter of 2003. Noninterest income increased 25.1% to $234 thousand, with residual income from leasing activities and income from bank owned life insurance generating the majority of the increase. Total interest expense decreased $246 thousand to $920 thousand, reflecting the effect of lower levels of interest-bearing deposits and interest rates paid thereon. Noninterest expense increased $145 thousand, or 16.5%, to $1.0 million for the three months ended September 30, 2003, due primarily to the increased legal expense mentioned above, higher pension plan expense and the effect of an increase in the 2003 medical insurance premium rate of approximately 21% over the 2002 rate.

Interest income for the nine months ended September 30, 2003 was $7.5 million, down 14.2% from the $8.7 million reported a year earlier. As mentioned previously, this is largely the combined result of the continued weakening of loan demand in the market Cardinal Bankshares serves, and the effect of the overall lowering of interest rates on the variable or floating rate portion of the Company’s loan portfolio as it re-prices in the current declining rate environment. While total interest expense fell $897 thousand for the comparative nine-month period ended September 30 2003, the decline was not sufficient to offset the $1.2 million reduction in interest income that drove the decline of $342 thousand in net interest income for the period. Total noninterest income grew $124 thousand, or 24.8% to $624 thousand primarily due to increased residual income from leasing activities and income from bank owned life insurance. Total noninterest expense increased to $3.2 million, up $690 thousand from the $2.5 million reported a year earlier. As mentioned above, the merger related expenses and the legal expense incurred regarding the matter related to the former employee accounted for the largest portion of the increase. Premiums paid on bank owned life insurance policies, purchased subsequent to the first quarter of 2002, and increased pension expenses were the main reasons for the period-to-period increase. While these uncharacteristic expenses dampened the Company’s reported earnings for the periods being reported, Cardinal Bankshares’ core earnings remained sound during what has been one of the most extended challenging interest rate and restrained economic environments in recent banking history.

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

The allowance for loan losses totaled $1.7 million at September 30, 2003. The allowance for loan losses to period end loans was 1.42% at September 30, 2003 compared to 1.54% and 1.51% at December 31, 2002 and September 30, 2002, respectively. Net charge-offs for the nine months ended September 30, 2003 were $89 thousand compared to $62 thousand for the corresponding 2002 period.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $3.2 million as of September 30, 2003 compared $755 thousand as of December 31, 2002. Approximately $2.8 million of the nonperforming asset total relates to one loan which has an 80% SBA guarantee. Management does not expect to incur any material losses related to nonperforming assets.

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

The Company’s Tier I capital position was $24.1 million at September 30, 2003, or 18.90% of risk-weighted assets. Total risk-based capital was $25.7 million or 20.15% of risk-weighted assets.

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

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2003, the Company’s leverage capital ratio was 12.78%.

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our principal executive officer and principal financial officer supervised this evaluation and have concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures and (ii) we have not taken any corrective actions with regard to our disclosure controls and procedures to correct any significant deficiencies and weaknesses.

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

Welch subsequently filed a complaint with the U.S. Department of Labor (“DOL”) and served it on or about December 12, 2002, claiming that his discharge violated the Sarbanes-Oxley Act of 2002. Based upon information provided by Cardinal Bankshares and Welch, the DOL dismissed the claims on March 18, 2003, finding that Welch was not dismissed for protected activity but for legitimate business reasons. Claims against Bank of Floyd were dismissed for the additional reason that Bank of Floyd is not a public company and is not subject to the Act.

Welch subsequently appealed the dismissal. Under DOL procedures, the appeal automatically resulted in a trial of Welch’s allegation before an administrative law judge. No decision has yet been rendered by the court. Cardinal Bankshares believes there is no merit in Welch’s allegations.

2	Changes in securities – None

3	Defaults upon senior securities – None

4	Results of votes of security holders – None

5	Other information – None

6	Exhibits and Reports on Form 8-K

(a) Exhibits –

31.1 –	Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K - None

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

Date: November 12, 2003