Form 10KSB
period 2003-12-31
CARDINAL BANKSHARES CORP
filed 2004-03-30
CIK 1022759

U.S. Securities And Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 2003

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to

Commission file no. 0-28780

Cardinal Bankshares Corporation

(Name of small business issuer in its charter)

Virginia	54-1804471

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Jacksonville Circle Floyd, Virginia	24091

(Address of principal executive offices)	(Zip Code)

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

The issuer’s revenues for its most recent fiscal year were $10,748,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30,533,580 as of March 22, 2004.

1,535,733 shares of the Issuer’s common stock were issued and outstanding as of March 22, 2004.

Transitional Small Business Disclosure Format. (Check one):

Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2003 is incorporated by reference into Form 10-KSB Part II, Items 6 and 7, and Part III, Item 13. The issuer’s Proxy Statement dated March 26, 2004 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12 and Part IV, Item 14.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

Cardinal Bankshares Corporation (“Cardinal” or the “Company”) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of Bank of Floyd (the “Bank”). The Bank was acquired by the Company on June 30, 1996.

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

(2) COMPETITIVE CONDITIONS

The bank business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 2003, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The competing institution is not locally owned.

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

The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2.5 million. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to customers who are motel and bed-and-breakfast owners and operators. Total loans and loan commitments to this industrial group amounted to approximately $16.8 million and $17.7 million at December 31, 2003 and 2002, respectively.

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

(7) EMPLOYEES

The Bank had 19 officers, 40 full-time employees and 5 part-time employees as of December 31, 2003.

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

In 2003, the Bank purchased land in Christiansburg and plans to begin construction on a branch office in 2004.

ITEM 3. LEGAL PROCEEDINGS

On December 12, 2002 Cardinal’s former Chief Financial Officer Mr. David Welch filed a complaint against Cardinal with the United States Department of Labor under Section 806 of the Sarbanes-Oxley Act. Welch alleges in his complaint that his termination in October, 2002 violated the Act and seeks reinstatement, back pay and damages. The Company maintains that the independent members of Cardinal’s Board of Directors terminated Welch lawfully because he refused to comply with the directives of the Audit Committee attempting to look into certain matters raised by Mr. Welch. The Audit Committee, after full investigation, later concluded that the matters raised by Mr. Welch had no merit. The Board’s decision was upheld by the Department of Labor initially. Mr. Welch appealed that decision. The Department of Labor Administrative Law Judge reversed the earlier decision in Cardinal’s favor and entered a decision in Welch’s favor on January 28, 2004. The Administrative Review Board of the Department of Labor agreed to review the decision of the Administrative Law Judge on February 6, 2004. Their decision to review suspended the decision of the Administrative Law Judge prior to any determination of damages by the Administrative Law Judge. The matter is presently before the Administrative Review Board. Cardinal intends to pursue its appeal rights vigorously and believes that the Administrative Law Judge’s decision is erroneous, factually and legally.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)	The Company’s stock is traded on the OTC Bulletin Board under the symbol CDBK. The following table shows the trading ranges of the Common Stock for the previous five years. The table has been adjusted for the effects of a 3-for-1 stock split in 2001.

Year	High	Low
2003	$24.25	$17.60
2002	$23.47	$14.80
2001	$16.00	$12.00
2000	$12.25	$10.33
1999	$17.00	$13.33

(B)	The approximate number of holders of the Bank’s 1,535,733 Common Stock Securities as of December 31, 2003, is 712.

(C)	Dividends paid for 2003 were $0.47 and 2002 were $0.45 per share owned. The Company’s ability to declare and pay dividends in the future are dependent upon its consolidated net income, fiscal and general business condition. Subject to these considerations, as well as, laws and regulations governing the payment of dividends, the Company may declare dividends at the discretion of the Board of Directors only. The Company currently expects that dividends will continue to be paid in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The information required by Item 6 of Form 10-KSB appears in the Company’s 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The information required by Item 7 of Form 10-KSB appears in the Company’s 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal control over financial reporting occurred during our fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB appears in the Company’s Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB appears in the Company’s Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB appears in the Company’s Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB appears in the Company’s Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of the report:

1.	Financial Statements:

Independent Auditors’ Report

Consolidated Balance Sheets -

December 31, 2003 and 2002

Consolidated Statements of Income - Years ended

December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’

Equity - Years ended

December 31, 2003, 2002 and 2001

Consolidated Statements of Cash

Flows - Years ended December 31,

2003, 2002 and 2001

Notes to Consolidated Financial

Statements

2.	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits:

13.1	2003 Annual Report to Stockholders
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	REPORTS ON FORM 8-K filed during the fourth quarter of 2003:

On December 19, 2003, the Company filed a report on Form 8-K to announce an increase in its common stock dividend, payable on December 31, 2003 to holders of record as of December 23, 2003.

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-KSB appears in the Company’s Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference.

FINANCIAL STATEMENT SCHEDULES

See Item 13(a)2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore	/s/ Ray A. Fleming
Ronald Leon Moore	Ray A. Fleming
Chairman, President &	Executive Vice President, Comptroller &
Chief Executive Officer	Principal Financial Officer
Date: March 26, 2004	Date: March 26, 2004

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Leon Moore	Director, Chairman, President & Chief Executive Officer	March 26, 2004

Ronald Leon Moore

/s/ K. Venson Bolt	Director	March 26, 2004

K. Venson Bolt

/s/ Joseph Howard Conduff, Jr.	Director	March 26, 2004

Joseph Howard Conduff, Jr.

/s/ W. R. Gardner, Jr.	Director	March 26, 2004

W. R. Gardner, Jr.

/s/ Kevin D. Mitchell	Director	March 26, 2004

Kevin D. Mitchell

/s/ A. Carole Pratt	Director	March 26, 2004

A. Carole Pratt

/s/ Dorsey H. Thompson	Director	March 26, 2004

Dorsey H. Thompson

/s/ G. Harris Warner, Jr.	Director	March 26, 2004

G. Harris Warner, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description
13.1	2003 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-KSB)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350