Form 10KSB/A
period 2003-12-31
CARDINAL BANKSHARES CORP
filed 2004-04-07
CIK 1022759

U.S. Securities And Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

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

Registrant’s telephone number: (540) 745-4191

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

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2003 is incorporated by reference into Form 10-KSB Part II, Items 6 and 7, and Part III, Item 13. The issuer’s Proxy Statement dated April 9, 2004 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12 and Part IV, Item 14.

Explanatory Note

This Amendment to the Annual Report on Form 10-KSB of Cardinal Bankshares Corporation as originally filed on March 30, 2004, is being filed to correct the information included in “Documents Incorporated By Reference” on the Cover Page of said Form 10-KSB, which referenced the date of the issuer’s Proxy Statement. The date of the Proxy Statement was inadvertently dated March 26, 2004 instead of April 9, 2004. There have been no other amendments to the original Form 10-KSB filing beyond correction of the date of the Proxy Statement.

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore	/s/ Ray A. Fleming

Ronald Leon Moore Chairman, President & Chief Executive Officer Date: April 7, 2004	Ray A. Fleming Executive Vice President, Comptroller & Principal Financial Officer Date: April 7, 2004

2