Form 10QSB
period 2004-03-31
CARDINAL BANKSHARES CORP
filed 2004-05-17
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of May 15, 2004 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-QSB

March 31, 2004

Consolidated Balance Sheets

Cardinal Bankshares Corporation and Subsidiary

	(Unaudited) March 31, 2004	(Audited) December 2003
(In thousands, except share data)
Assets
Cash and due from banks	$3,221	$3,419
Interest-bearing deposits	4,325	4,316
Federal funds sold	14,100	9,125
Investment securities available for sale, at fair value	21,421	21,771
Investment securities held to maturity (fair value, $19,316 $19,564 - December 31, 2003	18,083	18,560
Restricted equity securities	603	598
Total loans	118,979	120,730
Allowance for loan losses	(1,842)	(1,697)

Net loans	117,137	119,033

Bank premises and equipment, net	2,502	2,437
Accrued interest receivable	913	883
Foreclosed properties	27	385
Bank owned life insurance	4,365	4,327
Other assets	1,572	1,558

Total assets	$188,269	$186,412

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$27,196	$22,959
Interest-bearing deposits	132,984	136,256

Total deposits	160,180	159,215

Securities sold under agreements to repurchase	1,878	1,826
Accrued interest payable	141	123
Other liabilities	1,025	794

Total liabilities	163,224	161,958

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	6,462	5,970
Accumulated other comprehensive income, net	301	202

Total stockholders’ equity	25,045	24,454

Total liabilities and stockholders’ equity	$188,269	$186,412

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

Cardinal Bankshares Corporation and Subsidiary

	Three months ended March 31,
(In thousands, except share data)	2004	2003
Interest income
Loans and fees on loans	$1,812	$1,993
Federal funds sold and securities purchased under agreements to resell	22	35
Investment securities:
Taxable	238	289
Exempt from federal income tax	224	221
Deposits with banks	10	24

Total interest income	2,306	2,562

Interest expense
Deposits	792	1,043
Borrowings	9	—

Total interest expense	801	1,043

Net interest income	1,505	1,519
Provision for loan losses	—	30

Net interest income after provision for loan losses	1,505	1,489

Noninterest income
Service charges on deposit accounts	62	79
Other service charges and fees	20	20
Net realized gains on sales of securities	4	—
Other operating income	75	86

Total noninterest income	161	185

Noninterest expense
Salaries and employee benefits	620	536
Occupancy and equipment	139	147
Other operating expense	285	502

Total noninterest expense	1,044	1,185

Income before income taxes	622	489
Income tax expense	129	86

Net Income	$493	$403

Basic earnings per share	$0.32	$0.26
Diluted earnings per share	$0.32	$0.26
Weighted average basic shares outstanding	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Cardinal Bankshares Corporation and Subsidiary

(In thousands) Three Months Ended March 31,	2004	2003
Cash flows from operating activities
Net income	$493	$403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64	66
Accretion of discount on investment securities	(3)	(9)
Provision for loan losses	—	30
Net realized (gains) losses on investment securities	(4)	—
Deferred compensation and pension expense	50	45
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable	(30)	(164)
Increase in accrued interest payable	18	22
Net change in other operating assets and liabilities	76	81

Net cash provided by operating activities	664	474

Cash flows from investing activities
Net (increase) in interest-bearing deposits in banks	(9)	(24)
Net (increase) in federal funds sold	(4,975)	(2,300)
Purchase of investment securities	(4,399)	(5,938)
Proceeds from sale of available for sale securities	500	—
Purchase of restricted equity securities	(5)
Proceeds from maturity and redemption of investment securities	4,883	5,850
Net decrease in loans	1,896	1,731
Sales of foreclosed properties	358	31
Net purchases of bank premises and equipment	(129)	(4)

Net cash (used) by investing activities	(1,880)	(654)

Financing Activities
Net increase in noninterest-bearing deposits	4,238	51
Net (decrease) in interest-bearing deposits	(3,272)	(699)
Net increase in other borrowings	52	—

Net cash provided (used) by financing activities	1,018	(648)

Net (decrease) in cash and cash equivalents	(198)	(828)
Cash and cash equivalents at beginning of year	3,419	5,175

Cash and cash equivalents at end of year	$3,221	$4,347

Supplemental disclosures of cash flow information
Interest paid	$784	$1,021
Income taxes paid	$146	$194

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2003. Certain previously reported amounts have been reclassified to conform to current presentations.

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Three months ended March 31, (In thousands)	2004	2003
Balance, at January 1	$1,697	$1,769
Provision charged to expense	—	30
Recoveries of amounts previously charged off	163	2
Loans charged off	(18)	(31)

Balance, at March 31,	$1,842	$1,770

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

(In thousands)	2004	2003
Commitments to extend credit	$24,917	$7,990
Standby letters of credit	697	673

Total	$25,614	$8,663

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At March 31, 2004, the Bank operated five branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County.

Through Bank of Floyd’s network of banking facilities, Cardinal Bankshares provides a wide range of commercial banking services to individuals, small to medium-sized businesses, institutions and governments located in Virginia. The Company conducts substantially all of the business operations of a typical independent commercial bank, including the acceptance of checking and savings deposits, the making of commercial, real estate, personal, home improvement, automobile and other installment loans. The Company also offers other related services, such as traveler’s checks, safe deposit boxes, depositor transfer, customer note payment, collection, notary public, escrow, drive-in and ATM facilities, and other customary banking services. Cardinal Bankshares does not offer trust services.

The following discussion provides information about the major components of the financial condition, results of operations, asset quality, liquidity, and capital resources of Cardinal Bankshares. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets as of March 31, 2004 were $188.2 million, an increase of $1.8 from year-end 2003. Total loans declined 1.5% or $1.8 million during the quarter to $119.0. From time to time, Cardinal and its subsidiary bank, Bank of Floyd, participate in loans originated by other banks. Participation loans make it possible for large borrowers to obtain financing when the amount involved exceeds the legal lending limit of an individual bank. One of the banks with which the Bank had participated on several loans was acquired during 2003. The larger legal lending limit of the acquiring bank enabled it to repurchase approximately $2.9 million of these loans during the first quarter of 2004.

The investment securities portfolio reflected a net decrease of $827 thousand due principally to two factors that are the result of the continued low interest rate environment. Issuer calls of U.S. Government Agency securities totaled approximately $3.0 million during the first three months of 2004, and above normal speeds with which homeowners paid down their mortgages resulted in a decline of approximately $1.0 million in the mortgage-backed securities portfolio. Purchases of investment securities totaling approximately $4.4 million partially offset the reduction in the overall portfolio brought about by these two factors combined with the effect of normal maturities of investment securities. Federal funds sold grew approximately $5.0 million during the quarter as the Company temporarily invested the proceeds originating from the participation loan and investment activity mentioned earlier.

As of March 31, 2004, total deposits were $160.2 million, up approximately $1.0 million compared to year-end 2003. Non-interest-bearing core deposits increased 18.5% or $4.2 million to $27.2 million, while interest-bearing deposits declined 2.4% or $3.3 million to $133.0 million. Due to the soft loan demand in the current economic environment, the Company has strategically remained less competitive on rate sensitive deposits as reflected in the $6.4 million decline in large denomination deposits, those deposit accounts with balances greater than $100 thousand.

Stockholders’ equity was $25.0 million as of March 31, 2004 compared to $24.5 million as of December 31, 2003. Net income for the quarter of $493 thousand principally accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2004 was $493 thousand, up 22.3% compared to $403 thousand for the three months ended March 31, 2003. Diluted earnings per share increased 23.1% to $.32 for the three months ended March 31, 2004. Diluted earnings per share for the same period a year earlier was $.26.

Lower noninterest expense was the principal contributing factor to improved profitability for the first quarter of 2004 compared to the first quarter of 2003. Quarter-to-quarter other operating expense was lower by $217 thousand or $143 thousand net of taxes. During the first quarter of 2003, the Company recognized approximately $234 thousand, or $155 thousand net of taxes, in expenses related to the proposed merger with MountainBank Financial Corporation due to the Registrant’s shareholders failure to ratify and approve the proposed merger. The other notable change in the quarter-to-quarter comparison was the increase in salaries and benefits costs, up $84 thousand from quarter-end 2003. The Company pays its employees on a bi-weekly basis, accordingly, as the calendar shifts form year-to-year the number of pay periods within comparable periods is subject to change. The first quarter of 2004 is an example of this as it contained one additional pay-period when compared to the same period for 2003. This occurrence accounted for the major portion of the period-to-period increase in salaries and benefits costs.

Total interest income for the three months ended March 31, 2004 declined $256 thousand to $2.3 million, a decrease of 10.0% over the same prior year quarter. This resulted primarily from the effect of the overall lowering of interest rates on the variable or floating rate portion of the company’s loan portfolio, as it re-prices in the current declining rate environment. Noninterest income decreased 13.0% to $161 thousand, with lower residual income from leasing activities being the main source of the decrease. Total interest expense decreased $242 thousand to $801 thousand, reflecting the effect of lower levels of interest-bearing deposits and interest rates paid thereon.

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

The allowance for loan losses totaled $1.8 million at March 31, 2004. The allowance for loan losses to period end loans was 1.55% at March 31, 2004 compared to 1.41% and 1.56% at December 31, 2003 and March 31, 2003, respectively. The Company recovered balances on loans previously charged off in the amount of $163 thousand during the quarter, exceeding loans charged off of $18 thousand by $145 thousand. This compares with net charge-offs for the three months ended March 31, 2003 of $29 thousand.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $4.2 million as of March 31, 2004 compared to $3.2 million as of December 31, 2003. Approximately $2.8 million of the nonperforming asset total relates to one loan which has an 80% SBA guarantee and is well collateralized. Management does not expect to incur any material losses related to nonperforming assets.

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

The Company’s Tier I capital position was $24.7 million at March 31, 2004, or 19.67% of risk-weighted assets. Total risk-based capital was $26.3 million or 20.92% of risk-weighted assets.

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

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2004, the Company’s leverage capital ratio was 13.44%.

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

2	Changes in securities - None

3	Defaults upon senior securities - None

4	Results of votes of security holders - None

5	Other information - None

6	Exhibits and Reports on Form 8-K

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

Date: May 14, 2004