Form 10QSB
period 2004-06-30
CARDINAL BANKSHARES CORP
filed 2004-08-16
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

Commission File No. 0-28780

CARDINAL BANKSHARES CORPORATION

(Exact name of small business issuer as specified in its charter)

Virginia	54-1804471
(State of Incorporation)	(I.R.S. Employer Identification No.)

101 Jacksonville Circle, P. O. Box 215, Floyd, Virginia 24091

(Address of principal executive offices)

(540) 745-4191

(Small business issuer’s telephone number)

Indicate by a check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of August 12, 2004 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-QSB

June 30, 2004

Consolidated Balance Sheets

Cardinal Bankshares Corporation and Subsidiary

(In thousands, except share data)	(Unaudited) June 30, 2004	(Audited) December 2003
Assets
Cash and due from banks	$2,931	$3,419
Interest-bearing deposits	257	4,316
Federal funds sold	11,050	9,125
Investment securities available for sale, at fair value	22,217	21,771
Investment securities held to maturity (fair value, $19,169 - June 30, 2004; $19,564 - December 31, 2003)	18,969	18,560
Restricted equity securities	603	598

Total loans	119,158	120,730
Allowance for loan losses	(1,867)	(1,697)

Net loans	117,291	119,033

Bank premises and equipment, net	3,555	2,437
Accrued interest receivable	838	883
Foreclosed properties	—	385
Bank owned life insurance	4,405	4,327
Other assets	1,809	1,558

Total assets	$183,925	$186,412

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$24,029	$22,959
Interest-bearing deposits	131,981	136,256

Total deposits	156,010	159,215

Securities sold under agreements to repurchase	1,715	1,826
Accrued interest payable	112	123
Other liabilities	1,081	794

Total liabilities	158,918	161,958

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	6,771	5,970
Accumulated other comprehensive income, net	(46)	202

Total stockholders’ equity	25,007	24,454

Total liabilities and stockholders’ equity	$183,925	$186,412

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Cardinal Bankshares Corporation and Subsidiary

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$2,186	$1,988	$3,998	$3,981
Interest on securities:
U.S. government and agencies	208	251	446	540
States and political subdivisions	231	232	455	453
Interest on federal funds sold	22	33	44	68
Deposits with banks	4	20	14	44

Total interest income	2,651	2,524	4,957	5,086

Interest Expense
Interest on deposits	771	997	1,563	2,040
Interest on securities sold under agreements to repurchase	11	1	20	1

Total interest expense	782	998	1,583	2,041

Net interest income	1,869	1,526	3,374	3,045
Provision for loan losses	25	—	25	30

Net interest income after provision for loan losses	1,844	1,526	3,349	3,015

Noninterest Income
Service charges on deposit accounts	72	78	134	157
Other service charges and fees	23	21	43	41
Securities gains	—	—	4	—
Other operating income	85	106	160	192

Total noninterest income	180	205	341	390

Noninterest Expense
Salaries and benefits	632	646	1,252	1,182
Occupancy and equipment expense	131	142	270	289
Foreclosed assests, net	9	32	9	32
Other operating expense	376	180	661	682

Total noninterest expense	1,148	1,000	2,192	2,185

Earnings
Income before income taxes	876	731	1,498	1,220
Income tax expense	214	165	343	251

Net Income	$662	$566	$1,155	$969

Earnings Per Share
Net income per common share:
Basic	$0.43	$0.37	$0.75	$0.63
Diluted	$0.43	$0.37	$0.75	$0.63
Average shares outstanding:
Basic	1,535,733	1,535,733	1,535,733	1,535,733
Diluted	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Cardinal Bankshares Corporation and Subsidiary

(In thousands) Six Months Ended June 30,	2004	2003
Cash flows from operating activities
Net income	$1,155	$969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	131
Accretion of discount on investment securities	(8)	(10)
Provision for loan losses	25	30
Net realized (gains) losses on investment securities	(4)	—
Deferred compensation and pension expense	100	89
Changes in operating assets and liabilities:
Decrease (Increase) in accrued interest receivable	45	(56)
(Decrease) in accrued interest payable	(11)	(14)
Net change in other operating assets and liabilities	372	139

Net cash provided by operating activities	1,805	1,278

Cash flows from investing activities
Net decrease in interest-bearing deposits in banks	4,059	2,783
Net (increase) in federal funds sold	(1,925)	(1,775)
Purchase of investment securities	(8,834)	(12,168)
Proceeds from sale of available for sale securities	500	—
Proceeds from maturity and redemption of investment securities	7,113	14,328
Purchase of restricted equity securities	(5)	—
Proceeds from redemption of restricted equity securities	—	266
Net (increase) decrease in loans	1,717	(5,109)
Net purchases of bank premises and equipment	(1,249)	(29)
Investment in bank owned life insurance	—	(1,077)

Net cash (used) provided by investing activities	1,376	(2,781)

Financing Activities
Net increase in noninterest-bearing deposits	1,070	806
Net (decrease) in interest-bearing deposits	(4,275)	(2,854)
Net (decrease) increase in securites sold under agreements to repurchase	(111)	2,849
Dividends paid	(353)	(338)

Net cash provided (used) by financing activities	(3,669)	463

Net (decrease) increase in cash and cash equivalents	(488)	(1,040)
Cash and cash equivalents at beginning of period	3,419	5,175

Cash and cash equivalents at end of period	$2,931	$4,135

Supplemental disclosures of cash flow information
Interest paid	$1,594	$2,055
Income taxes paid	$246	$269

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Six months ended June 30, (In thousands)	2004	2003

Balance, at January 1	$1,697	$1,769
Provision charged to expense	25	30
Recoveries of amounts previously charged off	252	5
Loans charged off	(107)	(74)

Balance, at June 30,	$1,867	$1,730

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

(In thousands)	2004	2003

Commitments to extend credit	$16,529	$4,262
Standby letters of credit	680	673

Total	$17,209	$4,935

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At June 30, 2004, the Bank operated five branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County.

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

FINANCIAL CONDITION

Total assets as of June 30, 2004 were $183.9 million, an increase of $2.5 million from year-end 2003. Total loans declined 1.3% or $1.5 million during the quarter to $119.2. Key to this decline was activity in the participation loan portion of the Company’s loan portfolio. From time to time, Cardinal Bankshares and Bank of Floyd participate in loans originated by other banks. Participation loans make it possible for large borrowers to obtain financing when the amount involved exceeds the legal lending limit of an individual bank. One of the banks with which the Bank had participated on several loans was acquired during 2003. The larger legal lending limit of the acquiring bank enabled it to repurchase approximately $4.8 million of these loans during the first half of 2004.

The investment securities portfolio totaled $41.2 million at June 30, 2003. While approximately $8.9 million in securities were purchased during the first six months of the year, issuer calls of U.S. Government Agency securities combined with the effect of normal maturities and principal pay downs resulted in a net increase of $855 thousand over the period. Federal funds sold grew $1.9 million during the first two quarters of the year as the Company temporarily invested a portion of the proceeds originating from the participation loan activity mentioned earlier. Interest-bearing deposits in other banks declined $4.1 million, primarily to fund customer deposit activities and to meet other operating needs.

As of June 30, 2004, total deposits were $156.0 million, a decline of $3.2 million compared to year-end 2003. Noninterest-bearing core deposits increased 4.7% to $24.0 million, while interest-bearing deposits declined 3.1% to $132.0 million. Due to the continued soft loan demand that continues to exist in the Company’s primary markets it has chosen to remain less competitive on rate sensitive deposits. As a result large denomination deposits, those deposit accounts with balances greater than $100 thousand, have declined over the first six months of the year. The Company, however, has maintained its position of attracting and maintaining a strong core deposit base.

Bank premises and equipment at June 30, 2004 reflect an increase of $1.1 million compared to year-end 2003. In April 2004, Bank of Floyd purchased an existing branch from BB&T which accounted for most of the increase. The branch is located at 4309 Starkey Road, in the Tanglewood Mall area of Roanoke. The grand opening of the new location is scheduled to occur during the third quarter.

The $385 thousand reduction in other real estate owned reflects the successful marketing and sale of two pieces of property previously acquired by the Bank at foreclosure.

Stockholders’ equity was $25.0 million as of June 30, 2004 compared to $24.5 million as of December 31, 2003. Year-to-date net income of $1.2 million accounted for the major portion of the change in stockholders’ equity that occurred over the first six months of the year. Other factors affecting the change in stockholders’ equity were the payment on June 30, 2004 of the Company’s regular semi-annual cash dividend totaling $353 thousand, and the decline in accumulated other comprehensive income of $248 thousand caused by a decline in the market value of the available for sale portion of the Company’s investment portfolio.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2004 was $662 thousand, up 17.0% compared to $566 thousand for the three months ended June 30, 2003. Diluted earnings per share increased 16.2% to $.43 for the three months ended June 30, 2004. Diluted earnings per share for the same period a year earlier was $.37.

Increased total interest income and lower total interest expense were the primary drivers of the increase in net income. Total interest income for the quarter increased $127 thousand to $2.7 million. Interest and fees on loans benefited from the recognition during the second quarter of 2004 of approximately $300 thousand in interest on a loan that had been classified as nonaccrual since the second quarter of 2003. If the loan had not been placed in nonaccrual the previous year, approximately $179 thousand in interest would have been recognized in 2003 and $121 thousand in 2004. Total interest expense decreased $216 thousand to $782 thousand reflecting the effect of lower levels of interest-bearing deposits and interest rates paid thereon. The reduction in interest expense helped improve net interest income to $1.9 million for the quarter ended June 30, 2004.

Noninterest expense increased $148 thousand to $1.2 million for the second quarter of 2004. In comparison to the second quarter of 2003, other operating expense was the only major noninterest expense category reflecting an increase. This was primarily the result of increased legal expense incurred defending a complaint filed with the U.S. Department of Labor by a former employee. This expense accounted for approximately $90 thousand of the increase in other operating expense. Additional information regarding this matter can be found on page 11 herein, Part II. Other Information, Item 1. Legal Proceedings, and in the Managements Discussion and Analysis section of the Company’s 2003 Annual Report.

Net income for the six months ended June 30, 2004 was $1.2 million, up 19.0% compared to $1.0 million for the six months ended June 30, 2003. Diluted earnings per share increased 19.4% to $.75 for the six months ended June 30, 2004. Diluted earnings per share for the same period a year earlier was $.63.

Interest income for the six months ended June 30, 2004 was $5.0 million, down 2.5% from the $5.1 million reported a year earlier. As mentioned above, this is largely the combined result of continued suppressed loan demand in the market Cardinal Bankshares serves, and the effect of the overall lowering of interest rates on the variable or floating rate portion of the Company’s loan portfolio as it re-priced in the declining rate environment that persisted for most of the first six months of 2004. Total interest expense fell $458 thousand compared to the six-month period ended June 30 2003, however, the benefit to net interest income provided by this decline was partially mitigated by the $129 thousand reduction in interest income resulting from lower loan volume and overall portfolio yield when compared to the same period a year earlier. Net interest income for the six months ended June 30, 2004 improved $329 thousand to $3.4 million combining the effect of both factors. As mentioned earlier in the discussion of the results of operation for the quarter ended June 30, 2004, the recognition of interest income on nonaccrual loans during the quarter was a key factor in the improvement in net interest income for the period.

Total noninterest income for the six months ended June 30, 2004 showed a decline of $49 thousand due to lower service charges on deposit accounts and other fees, and lower residual income on leasing transactions as a result of the Bank winding down its leasing activities. Total noninterest expense for the comparable six-month periods ended June 30 remained essentially unchanged at $2.2 million.

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

The allowance for loan losses totaled $1.9 million at June 30, 2004. The allowance for loan losses to period end loans was 1.57% at June 30, 2004 compared to 1.41% and 1.44% at December 31, 2003 and June 30, 2003, respectively. The Company recovered balances on loans previously charged off in the amount of $252 thousand for the six months ended June 30, 2004, exceeding loans charged off of $107 thousand by $145 thousand. This compares with net charge-offs for the six months ended June 30, 2003 of $69 thousand. The provision for loan losses for the six months ended June 30, 2004 was $25 thousand, $5 thousand lower than the same period a year earlier. Based on a review of the activity in the loan portfolio, changes in the components of nonperforming loans and general economic trends, management feels the current year provision is appropriate.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $4.8 million as of June 30, 2004 compared to $3.2 million as of December 31, 2003. Approximately $2.8 million of the nonperforming asset total at June 30, 2004 related to a loan which has an 80% SBA guarantee and is well collateralized. Subsequent to June 30, 2004, this loan was removed from nonperforming status.

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

The Company’s Tier I capital position was $25.1 million at June 30, 2004, or 19.71% of risk-weighted assets. Total risk-based capital was $26.7 million or 20.96% of risk-weighted assets.

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

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2004, the Company’s leverage capital ratio was 13.28%.

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

Part II. OTHER INFORMATION

Item: 1

Legal proceedings

On December 12, 2002, Cardinal’s former Chief Financial Officer Mr. David Welch filed a complaint against Cardinal with the United States Department of Labor under Section 806 of the Sarbanes-Oxley Act. Welch alleges in his complaint that his termination in October 2002 violated the Act and seeks reinstatement, back pay and damages. The Company maintains that the independent members of Cardinal’s Board of Directors terminated Welch lawfully because he refused to comply with the directives of the Audit Committee attempting to look into certain matters raised by Mr. Welch. The Audit Committee, after full investigation, later concluded that the matters raised by Mr. Welch had no merit. The Board’s decision was upheld by the Department of Labor initially. Mr. Welch appealed that decision. The Department of Labor Administrative Law Judge reversed the earlier decision in Cardinal’s favor and entered a decision in Welch’s favor on January 28, 2004. The Administrative Review Board of the Department of Labor agreed to review the decision of the Administrative Law Judge on February 6, 2004. Their decision to review suspended the decision of the Administrative Law Judge prior to any determination of damages by the Administrative Law Judge. On May 13, 2004, the Administrative Review Board dismissed Cardinal’s Petition for Review without prejudice. On June 17, 2004, the Administrative Law Judge then granted Welch’s motion to hold a supplemental hearing on damages, without setting a hearing date.

On June 24, 2004, Cardinal filed with the United States Court of Appeals for the Fourth Circuit a Petition for Review of the decisions of the United States Department of Labor—both the January 28, 2004, recommended decision and order of the Administrative Law Judge and the May 13, 2004, decision of the Administrative Review Board. At the same time Cardinal moved that the Fourth Circuit determine that it has jurisdiction to hear Cardinal’s Petition for Review. In response, both Welch and the Department of Labor asked the Fourth Circuit to dismiss the Petition for Review as premature. These motions are now pending.

2	Changes in securities - None

3	Defaults upon senior securities - None

4	Results of votes of security holders

On April 28, 2004, the small business issuer held its 2004 Annual Meeting of Shareholders. At the meeting, the following seven persons were elected to the Board of Directors of the small business issuer until the 2005 Annual Meeting. The results of the vote were as follows:

	For	Withheld
K. Venson Bolt	1,031,881	57,888
Dr. Joseph Howard Conduff, Jr.	1,045,741	44,028
William Gardner, Jr.	1,047,061	42,708
Kevin D. Mitchell	1,047,061	42,708
Ronald Leon Moore	1,002,343	87,426
Dr. A. Carole Pratt	1,015,724	74,045
Dorsey H. Thompson	1,047,547	42,222
G. Harris Warner, Jr.	1,015,724	74,045

5	Other information – None

Part II. OTHER INFORMATION - continued

6	Exhibits and Reports on Form 8-K

(a)	Exhibits –

31.1 –	Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2 –	Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 –	Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(1)	Form 8-K filed on June 11, 2004 announcing that the small business issuer’s board of directors approved a regular semi-annual cash dividend of $.23 per share, an increase of 4.5% over the dividend paid in June of 2003. The dividend declared was payable on June 30, 2004 to shareholders of record as of June 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman of the Board, President and Chief Executive Officer

/s/ Ray A. Fleming
Ray A. Fleming
Executive Vice President and Principal Financial Officer

Date: August 12, 2004