Form 10QSB
period 2004-09-30
CARDINAL BANKSHARES CORP
filed 2004-11-12
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of November 10, 2004 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-QSB

September 30, 2004

Consolidated Balance Sheets

Cardinal Bankshares Corporation and Subsidiary

(In thousands, except share data)	(Unaudited) September 30, 2004	(Audited) December 2003
Assets
Cash and due from banks	$3,563	$3,419
Interest-bearing deposits	1,140	4,316
Federal funds sold	4,125	9,125
Investment securities available for sale, at fair value	22,351	21,771
Investment securities held to maturity (fair value, $19,961 - September 30, 2004; $19,564 - December 31, 2003)	19,110	18,560
Restricted equity securities	603	598

Total loans	124,144	120,730
Allowance for loan losses	(1,898)	(1,697)

Net loans	122,246	119,033

Bank premises and equipment, net	4,048	2,437
Accrued interest receivable	898	883
Foreclosed properties	—	385
Bank owned life insurance	4,444	4,327
Other assets	1,788	1,558

Total assets	$184,316	$186,412

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$24,588	$22,959
Interest-bearing deposits	129,347	136,256

Total deposits	153,935	159,215

Securities sold under agreements to repurchase	3,406	1,826
Accrued interest payable	127	123
Other liabilities	1,076	794

Total liabilities	158,544	161,958

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	7,331	5,970
Accumulated other comprehensive income, net	159	202

Total stockholders’ equity	25,772	24,454

Total liabilities and stockholders’ equity	$184,316	$186,412

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Cardinal Bankshares Corporation and Subsidiary

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$1,981	$1,947	$5,979	$5,928
Interest on securities:
U.S. government and agencies	232	192	678	732
States and political subdivisions	231	229	686	682
Interest on federal funds sold	27	26	71	94
Deposits with banks	4	13	18	57

Total interest income	2,475	2,407	7,432	7,493

Interest Expense
Interest on deposits	762	905	2,325	2,945
Interest on securities sold under agreements to repurchase	18	15	38	16

Total interest expense	780	920	2,363	2,961

Net interest income	1,695	1,487	5,069	4,532
Provision for loan losses	30	—	55	30

Net interest income after provision for loan losses	1,665	1,487	5,014	4,502

Noninterest Income
Service charges on deposit accounts	67	77	201	234
Other service charges and fees	22	21	65	62
Securities gains	—	—	4	—
Other operating income	105	136	265	328

Total noninterest income	194	234	535	624

Noninterest Expense
Salaries and benefits	712	572	1,964	1,754
Occupancy and equipment expense	152	144	422	433
Foreclosed assests, net	(1)	1	8	33
Other operating expense	278	306	939	988

Total noninterest expense	1,141	1,023	3,333	3,208

Earnings
Income before income taxes	718	698	2,216	1,918
Income tax expense	158	149	501	400

Net Income	$560	$549	$1,715	$1,518

Earnings Per Share
Net income per common share:
Basic	$0.37	$0.36	$1.12	$0.99
Diluted	$0.37	$0.36	$1.12	$0.99
Average shares outstanding:
Basic	1,535,733	1,535,733	1,535,733	1,535,733
Diluted	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Cardinal Bankshares Corporation and Subsidiary

(In thousands) Nine Months Ended September 30,	2004	2003
Cash flows from operating activities
Net income	$1,715	$1,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205	200
Accretion of discount on investment securities	(12)	(15)
Provision for loan losses	55	30
Net realized (gains) losses on investment securities	(4)	—
Deferred compensation and pension expense	150	134
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable	(15)	37
Increase in accrued interest payable	4	(18)
Net change in other operating assets and liabilities	194	157

Net cash provided by operating activities	2,292	2,043

Cash flows from investing activities
Net decrease in interest-bearing deposits in banks	3,176	2,765
Net decrease in federal funds sold	5,000	(525)
Purchase of investment securities	(10,092)	(14,815)
Proceeds from sale of available for sale securities	500	—
Proceeds from maturity and redemption of investment securities	8,410	19,559
Purchase of restricted equity securities	(5)	—
Proceeds from redemption of restricted equity securities	—	266
Net (increase) in loans	(3,268)	(5,096)
Net purchases of bank premises and equipment	(1,816)	(395)
Investment in bank owned life insurance	—	(1,127)

Net cash provided by investing activities	1,905	632

Financing Activities
Net increase in noninterest-bearing deposits	1,629	2,019
Net (decrease) in interest-bearing deposits	(6,909)	(8,016)
Net increase in securities sold under agreements to repurchase	1,580	2,443
Dividends paid	(353)	(338)

Net cash (used) by financing activities	(4,053)	(3,892)

Net increase in cash and cash equivalents	144	(1,217)
Cash and cash equivalents at beginning of period	3,419	5,175

Cash and cash equivalents at end of period	$3,563	$3,958

Supplemental disclosures of cash flow information
Interest paid	$2,359	$2,962
Income taxes paid	$472	$444

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Nine months ended September 30, (In thousands)	2004	2003
Balance, at January 1	$1,697	$1,769
Provision charged to expense	55	30
Recoveries of amounts previously charged off	257	17
Loans charged off	(111)	(106)

Balance, at September 30,	$1,898	$1,710

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

(In thousands)	2004	2003
Commitments to extend credit	$11,527	$9,463
Standby letters of credit	680	803

Total	$12,207	$10,266

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At September 30, 2004, the Bank operated five branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County.

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

FINANCIAL CONDITION

Total assets as of September 30, 2004 were $184.3 million, a decrease of $2.1 million from year-end 2003. Total loans increased 2.8% or $3.4 million during the quarter to $124.1 million. The key to this increase was activity in the participation loan portion of the Company’s loan portfolio as well as improved economy in the bank’s servicing area. From time to time, Cardinal Bankshares and Bank of Floyd participate in loans originated by other banks. Participation loans make it possible for large borrowers to obtain financing when the amount involved exceeds the legal lending limit of an individual bank.

The investment securities portfolio totaled $41.5 million at September 30, 2004. While approximately $10.1 million in securities were purchased during the first nine months of the year, issuer calls of U.S. Government Agency securities combined with the effect of normal maturities and principal pay downs resulted in a net increase of $1.1 million over the period. Federal funds sold declined $5.0 million during the first three quarters of the year due to decline in higher rate deposits and borrowing needs. The company has also experienced a decline in non-core deposits, thus affecting the decline in federal funds sold. Interest-bearing deposits in other banks declined $3.2 million, primarily to fund customer deposit activities and to meet other operating needs.

As of September 30, 2004, total deposits were $153.9 million, a decline of $5.3 million compared to year-end 2003. Noninterest-bearing core deposits increased 7.1% to $24.6 million, while interest-bearing deposits declined 5.1% to $129.3 million. Due to increases in repurchase balances and the continued soft loan demand that continues to exist in the Company’s primary markets it has chosen to remain less competitive on rate sensitive deposits. As a result large denomination deposits, those deposit accounts with balances greater than $100 thousand, have declined over the first nine months of the year. The Company, however, has maintained its position of attracting and maintaining a strong core deposit base. The decrease also allows the Company to get cost of funds more in line with its peer banks.

Bank premises and equipment at September 30, 2004 reflect an increase of $1.6 million compared to year-end 2003. In April 2004, Bank of Floyd purchased an existing branch from BB&T which accounted for most of the increase. The branch is located at 4309 Starkey Road, in the Tanglewood Mall area of Roanoke. The grand opening of the new location is scheduled to occur during the fourth quarter. Also scheduled to occur during the fourth quarter is the construction of a new building in Christiansburg, replacing a leased location on Roanoke Street in Christiansburg.

The $385 thousand reduction in other real estate owned reflects the successful marketing and sale of two pieces of property previously acquired by the Bank at foreclosure.

Stockholders’ equity was $25.8 million as of September 30, 2004 compared to $24.5 million as of December 31, 2003. Year-to-date net income of $1.7 million accounted for the major portion of the change in stockholders’ equity that occurred over the first nine months of the year. Other factors affecting the change in stockholders’ equity were the payment on June 30, 2004 of the Company’s regular semi-annual cash dividend totaling $353 thousand, and the decline in accumulated other comprehensive income of $43 thousand caused by a decline in the market value of the available for sale portion of the Company’s investment portfolio.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2004 was $560 thousand, up 2.8% compared to $549 thousand for the three months ended September 30, 2003. Diluted earnings per share increased 2.8% to $.37 for the three months ended September 30, 2004. Diluted earnings per share for the same period a year earlier was $.36.

Increased total interest income and lower total interest expense were the primary drivers of the increase in net income. Total interest income for the quarter increased $68 thousand to $2.5 million. The increase in interest income can be attributed to more favorable interest rates, an improvement in economic conditions and the decline in non-performing loans. Total interest expense decreased $140 thousand to $780 thousand reflecting the effect of lower levels of interest-bearing deposits and interest rates paid thereon. The reduction in interest expense helped improve net interest income to $1.7 million for the quarter ended September 30, 2004.

Noninterest expense increased $118 thousand to $1.1 million for the third quarter of 2004. In comparison to the third quarter of 2003, salaries and benefits expense was the major noninterest expense category reflecting an increase. This was primarily the result of increased legal expense incurred defending a complaint filed with the U.S. Department of Labor by a former employee. This expense accounted for approximately $39 thousand of the increase in other operating expense. Additional information regarding this matter can be found on page 11 herein, Part II. Other Information, Item 1. Legal Proceedings, and in the Managements Discussion and Analysis section of the Company’s 2003 Annual Report.

Net income for the nine months ended September 30, 2004 was $1.7 million, up 13.3% compared to $1.5 million for the nine months ended September 30, 2003. Diluted earnings per share increased 13.1% to $1.12 for the nine months ended September 30, 2004. Diluted earnings per share for the same period a year earlier was $.99.

Interest income for the nine months ended September 30, 2004 was $7.4 million, down 1.3% from the $7.5 million reported a year earlier. As mentioned above, this is largely the combined result of continued suppressed loan demand in the market Cardinal Bankshares serves, and the effect of the overall lowering of interest rates on the variable or floating rate portion of the Company’s loan portfolio as it has re-priced. Total interest expense fell $598 thousand compared to the nine-month period ended September 30, 2003. Net interest income for the nine months ended September 30, 2004 improved $537 thousand to $5.1 million combining the effect of both factors.

Total noninterest income for the nine months ended September 30, 2004 showed a decline of $89 thousand due to lower service charges on deposit accounts and other fees, and lower residual income on leasing transactions as a result of the Bank winding down its leasing activities. Total noninterest expense for the comparable nine-month periods ended September 30 increased 3.9% to $3.3 million.

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

The allowance for loan losses totaled $1.9 million at September 30, 2004. The allowance for loan losses to period end loans was 1.52% at September 30, 2004 compared to 1.41% and 1.42% at December 31, 2003 and September 30, 2003, respectively. The Company recovered balances on loans previously charged off in the amount of $257 thousand for the nine months ended September 30, 2004, exceeding loans charged off of $111 thousand by $146 thousand. This compares with net charge-offs for the nine months ended September 30, 2003 of $89 thousand. The provision for loan losses for the nine months ended September 30, 2004 was $55 thousand, $25 thousand higher than the same period a year earlier. Based on a review of the activity in the loan portfolio, changes in the components of nonperforming loans and general economic trends, management feels the current year provision is appropriate.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $676 thousand as of September 30, 2004 compared to $3.2 million as of December 31, 2003. This decrease is as a result of two loans returning to current and performing status.

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

The Company’s Tier I capital position was $25.6 million at September 30, 2004, or 19.55% of risk-weighted assets. Total risk-based capital was $27.3 million or 20.81% of risk-weighted assets.

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

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2004, the Company’s leverage capital ratio was 13.64%.

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

Item 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our principal executive officer supervised this evaluation and has concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures and (ii) we have not taken any corrective actions with regard to our disclosure controls and procedures to correct any significant deficiencies and weaknesses.

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

On June 24, 2004, Cardinal filed with the United States Court of Appeals for the Fourth Circuit a Petition for Review of the decisions of the United States Department of Labor—both the January 28, 2004, recommended decision and order of the Administrative Law Judge and the May 13, 2004, decision of the Administrative Review Board. The Fourth Circuit dismissed the appeal without prejudice as premature on September 3, 2004. The case has been returned to the Administrative Law Judge for a determination of damages.

	2	Changes in securities - None

	3	Defaults upon senior securities - None

	4	Results of votes of security holders - None

	5	Other information – None
Part II. OTHER INFORMATION - continued

	6	Exhibits and Reports on Form 8-K

(a) Exhibits –

31.1 –	Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification Pursuant To 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(1)	Form 8-K filed on August 30, 2004 announcing that on August 25, 2004, the small business issuer’s Executive Vice President and Principal Financial Officer submitted his resignation effective September 10, 2004, to return to Richmond, Virginia in a senior position with a large, privately owned bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman of the Board, President and Chief Executive Officer & Acting Chief Financial Officer

Date: November 10, 2004