Form 10KSB
period 2004-12-31
CARDINAL BANKSHARES CORP
filed 2005-03-31
CIK 1022759

U.S. Securities And Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The issuer’s revenues for its most recent fiscal year were $10,689,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,094,643 as of March 18, 2005.

1,535,733 shares of the Issuer’s common stock were issued and outstanding as of March 18, 2005.

Transitional Small Business Disclosure Format. (Check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2004 is incorporated by reference into Form 10-KSB Part II, Items 6 and 7, and Part III, Item 13. The issuer’s Proxy Statement dated March 31, 2005 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12 and Part IV, Item 14.

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

(B) DESCRIPTION OF THE BUSINESS

The principal business of the Company and Bank is to provide comprehensive individual and corporate banking services through the Bank’s main office in Floyd, Virginia, and branch offices in Hillsville, Christiansburg, Roanoke and Willis, Virginia. During 2005, the Bank opened a branch in Salem, Virginia. The Bank’s wholly-owned subsidiary, FBC, Inc., has interests in Virginia Title Center, LLC as well as Virginia Bankers Insurance Center, LLC, both of which act as title insurance companies. FBC, Inc. also has an interest in VBA Investment Services, LLC.

(1) SERVICES

The Bank is a full service retail commercial bank offering a wide range of services, including demand and time deposits as well as installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies.

(2) COMPETITIVE CONDITIONS

The bank business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 2004, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The competing institution is not locally owned.

Floyd County generates approximately 70% of the Bank’s total deposits. In the other parts of the Bank’s trade area (the Virginia counties of Roanoke, Montgomery, and Carroll and the Cities of Roanoke and Salem, Virginia), there are a number of locally owned community banks, statewide banking organizations, and affiliate banks of southeast regional bank holding companies in operation.

(3) CUSTOMERS

Deposits are derived from a broad base of customers in its trade area. No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Bank.

The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are also depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2.5 million. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $26.2 million at December 31, 2004 as well as December 31, 2003.

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

(7) EMPLOYEES

The Bank had 24 officers, 42 full-time employees and 5 part-time employees as of December 31, 2004.

ITEM 2. DESCRIPTION OF PROPERTY

The present headquarters of the Company consists of a three-story brick building, with approximately 21,200 square feet of floor space located at 101 Jacksonville Circle, Floyd, Virginia. The Bank also owns its branch offices in Hillsville, Christiansburg and Roanoke, Virginia, which have drive-up facilities. The Bank’s Willis, Virginia office operates from a leased facility. During 2005, the Bank leased a new facility for its Salem branch.

The Bank also owns a three-story brick building adjacent to its main office which serves as the Bank’s conference room, training room and which provides space for expansion of the financial services now offered.

ITEM 3. LEGAL PROCEEDINGS

Cardinal was named as a defendant in a complaint filed by a former employee with the United States Department of Labor under Section 806 of the Sarbanes-Oxley Act. The plaintiff alleged in his complaint that his termination in October, 2002 violated the Act. He is seeking reinstatement, back pay and damages. The Company maintains that the independent members of Cardinal’s Board of Directors terminated the plaintiff lawfully because he refused to comply with the directives of the Audit Committee in their attempt to look into certain matters raised by the plaintiff. The Audit Committee, after full investigation, later concluded that the matters raised by the plaintiff had no merit. The Board’s decision was initially upheld by the Department of Labor. The plaintiff appealed that decision. The Department of Labor Administrative Law Judge reversed the earlier decision in Cardinal’s favor and entered a decision in favor of the plaintiff in January 2004. Cardinal appealed that decision. The Administrative Review Board of the Department of Labor agreed to review the decision of the Administrative Law Judge in February 2004. Their decision to review suspended the decision of the Administrative Law Judge prior to any determination of damages by the Administrative Law Judge. In May 2004, the Administrative Review Board within the Department of Labor determined that it had accepted Cardinal’s petition for review prematurely.

Because of the uncertainty regarding the procedural handling of this case within the DOL, to preserve it ultimate ability to appeal to the Federal Courts, in June 2004, Cardinal filed with the United States Court of Appeals for the Fourth Circuit a Petition for Review of the decisions of the United States Department of Labor. The appeal was determined to be premature. The parties submitted evidence to the Administrative Law Judge of damages without a further hearing in December 2004 and January 2005. The Administrative Law Judge rendered a Supplemental Recommended Decision and Order in February 2005, which awarded damages to the plaintiff of $65 thousand, plus attorney’s fees of $108 thousand, and ordered the plaintiff’s reinstatement. The Company filed a petition for review to the Administrative Review Board of the Department of Labor. The case was accepted for review by the Administrative Review Board in March 2005. The Company’s management believes it has substantial grounds for a successful appeal of the decision in the plaintiff’s favor and will pursue appeals vigorously.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)	The Company’s stock is traded on the OTC Bulletin Board under the symbol CDBK. The following table shows the trading ranges of the Common Stock for the previous five years. The table has been adjusted for the effects of a 3-for-1 stock split in 2001.

Year	High	Low
2004	$25.00	$19.90
2003	$24.25	$17.60
2002	$23.47	$14.80
2001	$16.00	$12.00
2000	$12.25	$10.33

(B)	The approximate number of holders of the Bank’s 1,535,733 Common Stock Securities as of December 31, 2004, is 706.

(C)	Dividends paid for 2004 were $0.50 and 2003 were $0.47 per share owned. The Company’s ability to declare and pay dividends in the future is dependent upon its consolidated net income, fiscal and general business condition. Subject to these considerations, as well as, laws and regulations governing the payment of dividends, the Company may declare dividends at the discretion of the Board of Directors only. The Company currently expects that dividends will continue to be paid in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The information required by Item 6 of Form 10-KSB appears in the Company’s 2004 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The information required by Item 7 of Form 10-KSB appears in the Company’s 2004 Annual Report to Stockholders and is incorporated herein by reference.

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

No change in our internal control over financial reporting occurred during our fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB appears in the Company’s Proxy Statement for the 2005 Annual Meeting and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB appears in the Company’s Proxy Statement for the 2005 Annual Meeting and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB appears in the Company’s Proxy Statement for the 2005 Annual Meeting and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB appears in the Company’s Proxy Statement for the 2005 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 13. EXHIBITS

(a)	The following documents are filed as part of the report:

2.	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits:

13.1	2004 Annual Report to Stockholders

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	REPORTS ON FORM 8-K filed during the fourth quarter of 2004:

On November 2, 2004, the Company filed a report on Form 8-K to announce the appointment of Senior Vice President, Controller and Principal Financial Officer effective November 1, 2004.

On November 17, 2004, the Company filed a report on Form 8-K to announce the resignation of Senior Vice President, Controller and Principal Financial Officer effective November 8, 2004.

On November 23, 2004, the Company filed a report on Form 8-K to announce an increase in its common stock dividend, payable on December 31, 2004 to holders of record on December 15, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-KSB appears in the Company’s Proxy Statement for the 2005 Annual Meeting and is incorporated herein by reference.

FINANCIAL STATEMENT SCHEDULES

See Item 13(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore	/s/ Stephanie Kent
Ronald Leon Moore	Stephanie Kent
Chairman, President &	Senior Vice President, Controller &
Chief Executive Officer	Principal Financial Officer
Date: March 31, 2005	Date: March 31, 2005

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald Leon Moore	Director, Chairman, President & Chief Executive Officer	March 31, 2005
Ronald Leon Moore

/s/ K. Venson Bolt	Director & Chairman of Audit Committee	March 31, 2005
K. Venson Bolt

/s/ Joseph Howard Conduff, Jr.	Director	March 31, 2005
Joseph Howard Conduff, Jr.

/s/ W. R. Gardner, Jr.	Director	March 31, 2005
W. R. Gardner, Jr.

/s/ Kevin D. Mitchell	Director	March 31, 2005
Kevin D. Mitchell

/s/ A. Carole Pratt	Director	March 31, 2005
A. Carole Pratt

/s/ Dorsey H. Thompson	Director	March 31, 2005
Dorsey H. Thompson

/s/ G. Harris Warner, Jr.	Director	March 31, 2005
G. Harris Warner, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description
13.1	2004 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-KSB)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350