Form 10-Q
period 2005-03-31
CARDINAL BANKSHARES CORP
filed 2005-05-13
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

Commission File No. 0-28780

CARDINAL BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1804471
(State of Incorporation)	(I.R.S. Employer Identification No.)

101 Jacksonville Circle, P. O. Box 215, Floyd, Virginia 24091

(Address of principal executive offices)

(540) 745-4191

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of May 12, 2005 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

March 31, 2005

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) March 31, 2005	(Audited) December 2004
Assets
Cash and due from banks	$5,210	$4,162
Interest-bearing deposits	1,056	3,602
Federal funds sold	2,450	7,175
Investment securities available for sale, at fair value	20,568	20,942
Investment securities held to maturity (fair value March 31, 2005 - $19,463; December 31, 2004 - $20,729)	18,985	20,001
Restricted equity securities	546	603

Total loans	128,824	124,673
Allowance for loan losses	(1,635)	(1,631)

Net loans	127,189	123,042

Bank premises and equipment, net	4,173	4,205
Accrued interest receivable	916	933
Foreclosed properties	2	2
Bank owned life insurance	4,512	4,483
Other assets	1,636	1,441

Total assets	$187,243	$190,591

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$26,950	$27,211
Interest-bearing deposits	130,826	134,044

Total deposits	157,776	161,255

Securities sold under agreements to repurchase	2,075	2,493
Accrued interest payable	136	110
Other liabilities	989	883

Total liabilities	160,976	164,741

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	7,970	7,444
Accumulated other comprehensive income, net	15	124

Total stockholders’ equity	26,267	25,850

Total liabilities and stockholders’ equity	$187,243	$190,591

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2005	2004
Interest income
Loans and fees on loans	$2,002	$1,812
Federal funds sold and securities purchased under agreements to resell	26	22
Investment securities:
Taxable	210	238
Exempt from federal income tax	239	224
Deposits with banks	17	10

Total interest income	2,494	2,306

Interest expense
Deposits	775	792
Securities Sold	12	9

Total interest expense	787	801

Net interest income	1,707	1,505
Provision for loan losses	24	—

Net interest income after provision for loan losses	1,683	1,505

Noninterest income
Service charges on deposit accounts	58	62
Other service charges and fees	23	20
Net realized gains on sales of securities	3	4
Other operating income	85	75

Total noninterest income	169	161

Noninterest expense
Salaries and employee benefits	683	620
Occupancy and equipment	192	139
Other operating expense	311	285

Total noninterest expense	1,186	1,044

Income before income taxes	666	622
Income tax expense	140	129

Net Income	$526	$493

Basic earnings per share	$0.34	$0.32
Diluted earnings per share	$0.34	$0.32
Weighted average basic shares outstanding	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Three Months Ended March 31,	2005	2004
Cash flows from operating activities
Net income	$526	$493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	64
Net amortization (accretion) of bond premiums/discounts	5	(3)
Provision for loan losses	24	—
Net realized (gains) losses on investment securities	(3)	(4)
Deferred compensation and pension expense	51	50
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	17	(30)
Increase (decrease) in accrued interest payable	26	18
Net change in other operating assets and liabilities	(113)	76

Net cash provided by operating activities	625	664

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	2,546	(9)
Net (increase) decrease in federal funds sold	4,725	(4,975)
Purchase of investment securities	(1,778)	(4,399)
Proceeds from sale of available for sale securities	750	500
Purchase of restricted equity securities	—	(5)
Proceeds from redemption of equity securities	57	—
Proceeds from maturity and redemption of investment securities	2,251	4,883
Sale of foreclosed properties	—	358
Net (increase) decrease in loans	(4,171)	1,896
Net purchases of bank premises and equipment	(60)	(129)

Net cash (used) provided by investing activities	4,320	(1,880)

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	(261)	4,238
Net (decrease) in interest-bearing deposits	(3,218)	(3,272)
Net increase (decrease) in securities sold	(418)	52

Net cash (used) provided by financing activities	(3,897)	1,018

Net (decrease) increase in cash and cash equivalents	1,048	(198)
Cash and cash equivalents at beginning of year	4,162	3,419

Cash and cash equivalents at end of year	$5,210	$3,221

Supplemental disclosures of cash flow information
Interest paid	$761	$784
Income taxes paid	$81	$146

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain previously reported amounts have been reclassified to conform to current presentations.

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Three months ended March 31, (In thousands)	2005	2004
Balance, at January 1	$1,631	$1,697
Provision charged to expense	24	—
Recoveries of amounts previously charged off	—	163
Loans charged off	(20)	(18)

Balance, at March 31,	$1,635	$1,842

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

(In thousands)	2005	2004
Commitments to extend credit	$16,161	$24,917
Standby letters of credit	648	697

Total	$16,809	$25,614

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended March 31, (In thousands)	2005	2004
Service cost	$44,275	$41,828
Interest cost	43,907	40,623
Expected return on plan assets	(42,622)	(36,672)
Amortization of net obligation at transition	(1,007)	(1,007)
Amortization of prior service cost	1,495	1,495
Amortization of net (gain) or loss	4,834	3,590

Total net periodic benefit cost	$50,882	$49,857

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $204 thousand to it pension plan in 2005. As of March 31, 2005, $89 thousand of contributions have been made. The Company presently anticipates contributing an additional $115 thousand to fund its pension plan in 2005 for a total of $204 thousand.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At March 31, 2005, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County.

Through Bank of Floyd’s network of banking facilities, Cardinal Bankshares provides a wide range of commercial banking services to individuals, small to medium-sized businesses, institutions and governments located in Virginia. The Company conducts substantially all of the business operations of a typical independent commercial bank, including the acceptance of checking and savings deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment loans. The Company also offers other related services, such as traveler’s checks, safe deposit boxes, depositor transfer, customer note payment, collection, notary public, escrow, drive-in and ATM facilities, and other customary banking services. Cardinal Bankshares does not offer trust services.

The following discussion provides information about the major components of the financial condition, results of operations, asset quality, liquidity, and capital resources of Cardinal Bankshares. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets as of March 31, 2005 were $187.2 million, a decrease of $3.3 million from year-end 2004. Total loans rose 3.3% or $4.2 million during the quarter to $128.8 million.

The investment securities portfolio reflected a net decrease of $1.4 million. This decrease was a result of the sale of one $750 thousand Mortgage Backed Security, maturity of a $519 thousand Municipal Security and usual pay downs in the amount of $1.7 million in mortgage-backed securities offset by purchases of investment securities totaling approximately $1.8 million combined with the effect of normal issuer calls of investment securities. Federal funds sold declined approximately $4.7 million during the quarter as the Company continues to strategically reduce rate sensitive deposit balances in light of continued moderate loan demand in its principal market area.

As of March 31, 2005, total deposits were $157.8 million, down approximately $3.5 million compared to year-end 2004. Non-interest-bearing core deposits remained level at $27.0 million as compared to $27.2 million at year-end 2004. Interest-bearing deposits declined 2.4% or $3.2 million to $130.8 million. Due to the soft loan demand in the current economic environment, the Company has strategically remained less competitive on rate sensitive deposits as reflected in the $5.1 million decline in large denomination deposits, those deposit accounts with balances greater than $100 thousand. Deposits greater than $100 thousand amounted to $38.9 million at March 31, 2005 as compared to $44.0 million at year end 2004.

Stockholders’ equity was $26.3 million as of March 31, 2005 compared to $25.9 million as of December 31, 2004. Net income for the quarter of $526 thousand principally accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2005 was $526 thousand, up 6.7% compared to $493 thousand for the three months ended March 31, 2004. Diluted earnings per share increased 6.3% to $.34 for the three months ended March 31, 2005. Diluted earnings per share for the same period a year earlier was $.32.

Total interest income for the three months ended March 31, 2005 increased $188 thousand to $2.5 million, an increase of 8.2% over the same prior year quarter. This resulted primarily from the effect of increased yields on loans with slightly increasing interest rates. The increase in interest income was the principal contributing factor to improved profitability for the first quarter of 2005 compared to the first quarter of 2004. Noninterest income increased 5.0% to $169 thousand. Total interest expense decreased $14 thousand to $787 thousand, reflecting the effect of lower levels of interest-bearing deposits and interest rates paid thereon. Noninterest expense increased 13.6% to $1.2 million for the first quarter of 2005 as compared to the first quarter of 2004. The primary expenses that attributed to this noninterest expense increase are expenses in EDP services and supplies as related to the addition of new branches since the first quarter of 2004.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first quarter of 2005, the provision for loan losses was $24.0 thousand as compared to no provision for the same period in 2004. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2005 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.6 million at March 31, 2005. The allowance for loan losses to period end loans was 1.27% at March 31, 2005 compared to 1.31% and 1.55% at December 31, 2004 and March 31, 2004, respectively. The Company charged off balances on loans in the amount of $20 thousand during the quarter. This compares with net recoveries for the three months ended March 31, 2004 of $145 thousand.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $523 thousand as of March 31, 2005 compared to $418 thousand as of December 31, 2004. Management does not expect to incur any material losses related to nonperforming assets.

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

The Company’s Tier I capital position was $26.3 million at March 31, 2005, or 19.53% of risk-weighted assets. Total risk-based capital was $27.9 million or 20.75% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at March 31, 2005.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2005, the Company’s leverage capital ratio was 13.81%.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. The Company may also make written forward-looking statements in periodic reports to the Securities and Exchange Commission, proxy statements, offering circulars and prospectuses, press releases and other written materials and oral statements made by Cardinal Bankshares’ officers, directors or employees to third parties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of the Company’s management, and on information currently available to management. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” or similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal goals of the Company’s asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Interest rate risk management seeks to balance the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Company from wide fluctuations in its net interest income.

Management must insure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines from correspondent banks, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

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

The Company uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods.

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 200 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 200 basis points over the next twelve months would result in an increase in net interest income of $773 thousand, or 11.98%, while a similar decrease in rates would result in a decrease in net interest income of $600 thousand, or 9.30%. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earning impact likely will differ from projected.

Additional qualitative information about interest rate risk is included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. There have not been any material changes since December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

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

Because of the uncertainty regarding the procedural handling of this case within the DOL, to preserve its ultimate ability to appeal to the Federal Courts, in June 2004, Cardinal filed with the United States Court of Appeals for the Fourth Circuit a Petition for Review of the decisions of the United States Department of Labor. The appeal was determined to be premature. The parties submitted evidence to the Administrative Law Judge of damages without a further hearing in December 2004 and January 2005. The Administrative Law Judge rendered a Supplemental Recommended Decision and Order in February 2005, which awarded damages to the plaintiff of $65 thousand, plus attorney’s fees of $108 thousand, and ordered the plaintiff’s reinstatement. The Company filed a petition for review to the Administrative Review Board of the Department of Labor. The case was accepted for review by the Administrative Review Board in March 2005. The Company’s management believes it has substantial grounds for a successful appeal of the decision in the plaintiff’s favor and will pursue appeals vigorously.

There have been no significant changes in the status of these legal proceedings since the filing of Cardinal’s December 31, 2004 10-KSB as filed on March 31, 2005.

2	Unregistered sales of equity securities and use of proceeds - None

3	Defaults upon senior securities - None

4	Submission of matters to a vote of security holders - None

5	Other information - None

6	Exhibits

31.1 –	Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)

31.2 –	Certification of Principal Financial Officer Pursuant To Rule 13a-14(a)

32.1 –	Certification of Chief Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman of the Board, President and Chief Executive Officer

/s/ Stephanie Kent
Stephanie Kent
Senior Vice President, Controller and Principal Financial Officer

Date: May 11, 2005