Form 10-Q
period 2005-06-30
CARDINAL BANKSHARES CORP
filed 2005-08-12
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of August 10, 2005 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

June 30, 2005

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) June 30, 2005	(Audited) December 31, 2004
Assets
Cash and due from banks	$5,404	$4,162
Interest-bearing deposits	4,876	3,602
Federal funds sold	4,725	7,175
Investment securities available for sale, at fair value	19,772	20,942
Investment securities held to maturity (fair value June 30, 2005 - $19,182; December 31, 2004 - $20,729)	18,639	20,001
Restricted equity securities	546	603

Total loans	128,347	124,673
Allowance for loan losses	(1,685)	(1,631)

Net loans	126,662	123,042

Bank premises and equipment, net	4,106	4,205
Accrued interest receivable	910	933
Foreclosed properties	2	2
Bank owned life insurance	4,549	4,483
Other assets	1,735	1,441

Total assets	$191,926	$190,591

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$24,576	$27,211
Interest-bearing deposits	139,027	134,044

Total deposits	163,603	161,255

Securities sold under agreements to repurchase	738	2,493
Accrued interest payable	135	110
Other liabilities	935	883

Total liabilities	165,411	164,741

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	8,163	7,444
Accumulated other comprehensive income, net	70	124

Total stockholders’ equity	26,515	25,850

Total liabilities and stockholders’ equity	$191,926	$190,591

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2005	2004	2005	2004
Interest income
Loans and fees on loans	$2,165	$2,186	$4,167	$3,998
Federal funds sold and securities purchased under agreements to resell	32	22	58	44
Investment securities:
Taxable	208	208	418	446
Exempt from federal income tax	229	231	468	455
Deposits with banks	17	4	34	14

Total interest income	2,651	2,651	5,145	4,957

Interest expense
Deposits	844	771	1,619	1,563
Borrowings	10	11	22	20

Total interest expense	854	782	1,641	1,583

Net interest income	1,797	1,869	3,504	3,374
Provision for loan losses	12	25	36	25

Net interest income after provision for loan losses	1,785	1,844	3,468	3,349

Noninterest income
Service charges on deposit accounts	71	72	129	134
Other service charges and fees	26	23	49	43
Net realized gains on sales of securities	6	—	9	4
Other operating income	77	85	162	160

Total noninterest income	180	180	349	341

Noninterest expense
Salaries and employee benefits	702	632	1,385	1,252
Occupancy and equipment	173	131	365	270
Foreclosed assets, net	—	9	—	9
Other operating expense	349	376	660	661

Total noninterest expense	1,224	1,148	2,410	2,192

Income before income taxes	741	876	1,407	1,498
Income tax expense	164	214	304	343

Net Income	$577	$662	$1,103	$1,155

Basic earnings per share	$0.38	$0.43	$0.72	$0.75
Diluted earnings per share	$0.38	$0.43	$0.72	$0.75
Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Six Months Ended June 30,	2005	2004
Cash flows from operating activities
Net income	$1,103	$1,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	131
Net amortization (accretion) of bond premiums/discounts	(14)	(8)
Provision for loan losses	36	25
Net realized (gains) losses on investment securities	(9)	(4)
Deferred compensation and pension expense	102	100
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	23	45
Increase (decrease) in accrued interest payable	25	(11)
Net change in other operating assets and liabilities	(383)	372

Net cash provided by operating activities	1,061	1,805

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(1,274)	4,059
Net (increase) decrease in federal funds sold	2,450	(1,925)
Purchase of investment securities	(2,675)	(8,834)
Proceeds from sale of available for sale securities	750	500
Purchase of restricted equity securities	—	(5)
Proceeds from redemption of equity securities	57	—
Proceeds from maturity and redemption of investment securities	4,399	7,113
Net (increase) decrease in loans	(3,656)	1,717
Net purchases of bank premises and equipment	(79)	(1,249)

Net cash (used) provided by investing activities	(28)	1,376

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	(2,635)	1,070
Net (decrease) in interest-bearing deposits	4,983	(4,275)
Net increase (decrease) in securities sold	(1,755)	(111)
Dividends paid	(384)	(353)

Net cash (used) provided by financing activities	209	(3,669)

Net (decrease) increase in cash and cash equivalents	1,242	(488)
Cash and cash equivalents at beginning of year	4,162	3,419

Cash and cash equivalents at end of year	$5,404	$2,931

Supplemental disclosures of cash flow information
Interest paid	$1,616	$1,594
Income taxes paid	$468	$246

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Six months ended June 30, (In thousands)	2005	2004
Balance, at January 1	$1,631	$1,697
Provision charged to expense	36	25
Recoveries of amounts previously charged off	55	252
Loans charged off	(37)	(107)

Balance, at June 30,	$1,685	$1,867

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

(In thousands)	2005	2004
Commitments to extend credit	$15,479	$16,529
Standby letters of credit	648	680

Total	$16,127	$17,209

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended June 30, (In thousands)	2005	2004
Service cost	$44,275	$41,828
Interest cost	43,907	40,623
Expected return on plan assets	(42,622)	(36,672)
Amortization of net obligation at transition	(1,007)	(1,007)
Amortization of prior service cost	1,495	1,495
Amortization of net (gain) or loss	4,834	3,590

Total net periodic benefit cost	$50,882	$49,857

Six months ended June 30, (In thousands)	2005	2004
Service cost	$88,550	$83,656
Interest cost	87,814	81,246
Expected return on plan assets	(85,244)	(73,344)
Amortization of net obligation at transition	(2,014)	(2,014)
Amortization of prior service cost	2,990	2,990
Amortization of net (gain) or loss	9,668	7,180

Total net periodic benefit cost	$101,764	$99,714

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $204 thousand to its pension plan in 2005. As of June 30, 2005, $89 thousand of contributions have been made. The Company presently anticipates contributing an additional $115 thousand to fund its pension plan in 2005 for a total of $204 thousand.

Note 5. Recent Changes in Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Financial Accounting Statement No. 154 Accounting Changes and Error Corrections (FAS 154). FAS 154 replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements. The new statement changes the requirements of the accounting for and reporting of a change in accounting principle and applies to both voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not consider this statement to be material to the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At June 30, 2005, the Bank operated seven branch facilities serving the counties of Floyd, Montgomery, Roanoke and Carroll and the City of Salem.

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

FINANCIAL CONDITION

Total assets as of June 30, 2005 were $191.9 million, an increase of $1.3 million from year-end 2004. Total loans rose 2.9% or $3.7 million during the first six months of this year to $128.3 million.

The investment securities portfolio reflected a net decrease of $2.5 million. This decrease was a result of the sale of one $750 thousand Mortgage Backed Security, maturities of $1.3 million in Municipal Securities and usual pay downs in the amount of $2.6 million in Mortgage Backed Securities offset by purchases of investment securities totaling approximately $2.7 million combined with the effect of normal issuer calls in the amount of $548 thousand. Federal funds sold declined approximately $2.5 million during the first half of 2005 as the Company continues to strategically reduce rate sensitive deposit balances in light of continued moderate loan demand in its principal market area.

As of June 30, 2005, total deposits were $163.6 million, up approximately $2.3 million compared to year-end 2004. Non-interest-bearing core deposits declined to $24.6 million as compared to $27.2 million at year-end 2004. Interest-bearing deposits grew by 3.7% or $5.0 million to $139.0 million. The Company has focused on repositioning core deposits to improve the net margin. Core deposits, defined as the sum of demand deposits, NOW accounts, MMDA savings, other savings deposits and time deposits under $100,000, are generally stable, lower cost funding sources that typically lag behind other funding sources in the need for repricing. This focus resulted in a $1.9 million decline in large denomination deposits, those deposit accounts with balances greater than $100 thousand. Deposits greater than $100 thousand amounted to $42.1 million at June 30, 2005 as compared to $44.0 million at year-end 2004.

Stockholders’ equity was $26.5 million as of June 30, 2005 compared to $25.9 million as of December 31, 2004. Year-to-date net income of $1.1 million accounted for the major portion of the change in stockholders’ equity occurring over the first six months of the year. Other factors affecting the change in stockholders’ equity were the payment on June 30, 2005 of the Company’s regular semi-annual cash dividend totaling $384 thousand, and the decline in accumulated other comprehensive income of $54 thousand caused by a decline in the market value of the available for sale portion of the Company’s investment portfolio. Management believes this decline in market value is a temporary decline.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2005 was $577 thousand, down 12.8% compared to $662 thousand for the three months ended June 30, 2004. Diluted earnings per share decreased 11.6% to $.38 for the three months ended June 30, 2005. Diluted earnings per share for the same period a year earlier was $.43.

Total interest income for the three months ended June 30, 2005 remained level at $2.7 million compared to the same prior year quarter. Noninterest income also remained level compared to the same prior year quarter at $180 thousand. Total interest expense increased $72 thousand to $854 thousand, reflecting the effect of certificate of deposit promotions during the quarter and interest rates paid thereon. Noninterest expense increased 6.6% to $1.2 million for the second quarter of 2005 as compared to the second quarter of 2004. The primary expenses that attributed to this noninterest expense increase were expenses in EDP services and supplies and salary expense as related to the addition of new branches since the second quarter of 2004.

Net income for the six months ended June 30, 2005 was $1.1 million, down 4.5% compared to $1.2 million for the six months ended June 30, 2004. In 2004, net income benefited from the recognition of approximately $300 thousand in interest on a loan that had been classified as nonaccrual in 2003. The loan returned to a current and performing status in June 2004 and remains current. Diluted earnings per share decreased 4.0% to $.72 for the six months ended June 30, 2005. Diluted earnings per share for the same period a year earlier was $.75.

Interest income for the six months ended June 30, 2005 was $5.1 million, up 3.8% from the $5.0 million reported a year earlier. This increase reflects the slight increase in loans and overall portfolio yield when compared to the same period a year earlier. Total interest expense rose $58 thousand compared to the six-month period ended June 30, 2004. Net interest income after the provision for loan losses for the six months ended June 30, 2005 improved $119 thousand to $3.5 million.

Total noninterest income for the six months ended June 30, 2005 showed a slight increase of $8 thousand due primarily to realized gains on investment securities. Total noninterest expense for the comparable six-month periods ended June 30 rose 9.9% to $2.4 million. As discussed earlier, this increase relates to expenses for new branches added in late 2004 and early 2005.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first half of 2005, the provision for loan losses was $36 thousand as compared to $25 thousand for the same period in 2004. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2005 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.7 million at June 30, 2005. The allowance for loan losses to period end loans was 1.31% at June 30, 2005 compared to 1.31% and 1.57% at December 31, 2004 and June 30, 2004, respectively. The Company had net recoveries of previously charged off loans in the amount of $18 thousand during the six months ended June 30, 2005. This compares with net recoveries for the six months ended June 30, 2004 of $145 thousand.

While management uses all available information to recognize potential losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $792 thousand as of June 30, 2005 compared to $418 thousand as of December 31, 2004. Management does not expect to incur any material losses related to nonperforming assets.

CAPITAL RESOURCES

Cardinal Bankshares’ capital position provides the necessary assurance required to support anticipated asset growth and to absorb potential losses.

The Company’s Tier I capital position was $26.4 million at June 30, 2005, or 19.41% of risk-weighted assets. Total risk-based capital was $28.1 million or 20.65% of risk-weighted assets.

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at June 30, 2005.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2005, the Company’s leverage capital ratio was 13.73%.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 200 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 200 basis points over the next twelve months would result in an increase in net interest income of $914 thousand, or 13.71%, while a similar decrease in rates would result in a decrease in net interest income of $813 thousand, or 12.19%. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earning impact likely will differ from projected.

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

Because of the uncertainty regarding the procedural handling of this case within the DOL, to preserve its ultimate ability to appeal to the Federal Courts, in June 2004, Cardinal filed with the United States Court of Appeals for the Fourth Circuit a Petition for Review of the decisions of the United States Department of Labor. The appeal was determined to be premature. The parties submitted evidence to the Administrative Law Judge of damages without a further hearing in December 2004 and January 2005. The Administrative Law Judge rendered a Supplemental Recommended Decision and Order in February 2005, which awarded damages to the plaintiff of $65 thousand, plus attorney’s fees of $108 thousand, and ordered the plaintiff’s reinstatement. The Company filed a petition for review to the Administrative Review Board of the Department of Labor. The case was accepted for review by the Administrative Review Board in March 2005. The Company’s management believes it has substantial grounds for a successful appeal of the decision in the plaintiff’s favor and is pursuing appeal vigorously.

There have been no significant changes in the status of these legal proceedings since the filing of Cardinal’s December 31, 2004 10-KSB as filed on March 31, 2005.

2	Unregistered sales of equity securities and use of proceeds - None

3	Defaults upon senior securities - None

4	Submission of matters to a vote of security holders

On April 27, 2005, the issuer held its 2005 Annual Meeting of Shareholders. At the meeting, the following eight persons were elected to the Board of Directors of the issuer until the 2006 Annual Meeting. The results of the vote were as follows:

	For	Withheld
K. Venson Bolt	1,156,393	3,338
Dr. Joseph Howard Conduff, Jr.	1,157,206	2,495
William Gardner, Jr.	1,157,206	2,495
Kevin D. Mitchell	1,157,206	2,495
Ronald Leon Moore	1,126,750	32,951
Dr. A. Carole Pratt	1,155,703	3,998
Dorsey H. Thompson	1,157,206	2,495
G. Harris Warner, Jr.	1,122,809	36,892

5	Other information - None

6	Exhibits

31.1	–	Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)

31.2	–	Certification of Principal Financial Officer Pursuant To Rule 13a-14(a)

32.1	–	Certification of Chief Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350

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

Date: August 10, 2005