Form 10-Q
period 2005-09-30
CARDINAL BANKSHARES CORP
filed 2005-11-10
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of November 10, 2005 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

September 30, 2005

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) September 30, 2005	(Audited) December 31, 2004
Assets
Cash and due from banks	$4,085	$4,162
Interest-bearing deposits	8,610	3,602
Federal funds sold	1,725	7,175
Investment securities available for sale, at fair value	16,733	20,942
Investment securities held to maturity (fair value September 30, 2005 - $18,907; December 31, 2004 - $20,729)	18,468	20,001
Restricted equity securities	546	603

Total loans	132,593	124,673
Allowance for loan losses	(1,437)	(1,631)

Net loans	131,156	123,042

Bank premises and equipment, net	4,044	4,205
Accrued interest receivable	949	933
Foreclosed properties	418	2
Bank owned life insurance	4,588	4,483
Other assets	2,005	1,441

Total assets	$193,327	$190,591

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$27,217	$27,211
Interest-bearing deposits	137,592	134,044

Total deposits	164,809	161,255

Securities sold under agreements to repurchase	121	2,493
Accrued interest payable	131	110
Other liabilities	1,323	883

Total liabilities	166,384	164,741

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	8,665	7,444
Accumulated other comprehensive income, net	(4)	124

Total stockholders’ equity	26,943	25,850

Total liabilities and stockholders’ equity	$193,327	$190,591

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share data)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income
Loans and fees on loans	$2,211	$1,981	$6,378	$5,979
Federal funds sold and securities purchased under agreements to resell	52	27	110	71
Investment securities:
Taxable	178	232	596	678
Exempt from federal income tax	227	231	695	686
Deposits with banks	55	4	89	18

Total interest income	2,723	2,475	7,868	7,432

Interest expense
Deposits	925	762	2,544	2,325
Borrowings	3	18	25	38

Total interest expense	928	780	2,569	2,363

Net interest income	1,795	1,695	5,299	5,069
Provision for loan losses	12	30	48	55

Net interest income after provision for loan losses	1,783	1,665	5,251	5,014

Noninterest income
Service charges on deposit accounts	68	67	197	201
Other service charges and fees	27	22	76	65
Net realized gains on sales of securities	—	—	9	4
Other operating income	82	105	244	265

Total noninterest income	177	194	526	535

Noninterest expense
Salaries and employee benefits	781	712	2,166	1,964
Occupancy and equipment	170	152	535	422
Foreclosed assets, net	(17)	(1)	(17)	8
Other operating expense	398	278	1,058	939

Total noninterest expense	1,332	1,141	3,742	3,333

Income before income taxes	628	718	2,035	2,216
Income tax expense	126	158	430	501

Net Income	$502	$560	$1,605	$1,715

Basic earnings per share	$0.33	$0.37	$1.05	$1.12
Diluted earnings per share	$0.33	$0.37	$1.05	$1.12
Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Nine Months Ended September 30,	2005	2004
Cash flows from operating activities
Net income	$1,605	$1,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261	205
Net amortization (accretion) of bond premiums/discounts	(1)	(12)
Provision for loan losses	48	55
Net realized (gains) losses on investment securities	(9)	(4)
Deferred compensation and pension expense	153	150
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(16)	(15)
Increase (decrease) in accrued interest payable	21	4
Net change in other operating assets and liabilities	(314)	194

Net cash provided by operating activities	1,748	2,292

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(5,008)	3,176
Net (increase) decrease in federal funds sold	5,450	5,000
Purchase of investment securities	(3,127)	(10,092)
Proceeds from sale of available for sale securities	750	500
Purchase of restricted equity securities	—	(5)
Proceeds from redemption of equity securities	57	—
Proceeds from maturity and redemption of investment securities	7,935	8,410
Net (increase) decrease in loans	(8,580)	(3,268)
Net purchases of bank premises and equipment	(100)	(1,816)

Net cash (used) provided by investing activities	(2,623)	1,905

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	6	1,629
Net increase (decrease) in interest-bearing deposits	3,548	(6,909)
Net increase (decrease) in securities sold	(2,372)	1,580
Dividends paid	(384)	(353)

Net cash (used) provided by financing activities	798	(4,053)

Net (decrease) increase in cash and cash equivalents	(77)	144
Cash and cash equivalents at beginning of year	4,162	3,419

Cash and cash equivalents at end of year	$4,085	$3,563

Supplemental disclosures of cash flow information
Interest paid	$2,548	$2,359
Income taxes paid	$471	$472

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$418	$—

See	Notes to Consolidated Financial Statements.

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Nine months ended September 30, (In thousands)	2005	2004
Balance, at January 1	$1,631	$1,697
Provision charged to expense	48	55
Recoveries of amounts previously charged off	87	257
Loans charged off	(329)	(111)

Balance, at September 30,	$1,437	$1,898

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

(In thousands)	2005	2004
Commitments to extend credit	$20,576	$11,527
Standby letters of credit	648	680

Total	$21,224	$12,207

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended September 30, (In thousands)	2005	2004
Service cost	$44,275	$41,828
Interest cost	43,907	40,623
Expected return on plan assets	(42,622)	(36,672)
Amortization of net obligation at transition	(1,007)	(1,007)
Amortization of prior service cost	1,495	1,495
Amortization of net (gain) or loss	4,834	3,590

Total net periodic benefit cost	$50,882	$49,857

Nine months ended September 30, (In thousands)	2005	2004
Service cost	$132,825	$125,484
Interest cost	131,721	121,869
Expected return on plan assets	(127,866)	(110,016)
Amortization of net obligation at transition	(3,021)	(3,021)
Amortization of prior service cost	4,485	4,485
Amortization of net (gain) or loss	14,502	10,770

Total net periodic benefit cost	$152,646	$149,571

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $204 thousand to its pension plan in 2005. As of September 30, 2005, $89 thousand of contributions have been made. The Company presently anticipates contributing an additional $115 thousand to fund its pension plan in 2005 for a total of $204 thousand.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At September 30, 2005, the Bank operated seven branch facilities serving the counties of Floyd, Montgomery, Roanoke and Carroll and the City of Salem.

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

FINANCIAL CONDITION

Total assets as of September 30, 2005 were $193.3 million, an increase of $2.7 million from year-end 2004. Total loans rose 6.4% or $7.9 million during the first nine months of this year to $132.6 million.

The investment securities portfolio reflected a net decrease of $5.7 million. This decrease was a result of the sale of one $750 thousand Mortgage Backed Security, maturities of $1.7 million in Municipal Securities and usual pay downs in the amount of $5.2 million in Mortgage Backed Securities offset by purchases of investment securities totaling approximately $2.9 million combined with the effect of normal issuer calls in the amount of $1.0 million. Federal funds sold declined approximately $5.5 million during the first nine months of 2005 as the Company continues to strategically reduce rate sensitive deposit balances in light of continued moderate loan demand in its principal market area.

As of September 30, 2005, total deposits were $164.8 million, up approximately $3.6 million compared to year-end 2004. Non-interest-bearing core deposits remained level at $27.2 million as compared to year-end 2004. Interest-bearing deposits grew by 2.6% or $3.5 million to $137.6 million. The Company has focused on repositioning core deposits to improve the net margin. Core deposits, defined as the sum of demand deposits, NOW accounts, MMDA savings, other savings deposits and time deposits under $100,000, are generally stable, lower cost funding sources that typically lag behind other funding sources in the need for repricing. This focus resulted in a $3.5 million decline in large denomination deposits, those deposit accounts with balances greater than $100 thousand. Deposits greater than $100 thousand amounted to $40.5 million at September 30, 2005 as compared to $44.0 million at year-end 2004.

Stockholders’ equity was $26.9 million as of September 30, 2005 compared to $25.9 million as of December 31, 2004. Year-to-date net income of $1.6 million accounted for the major portion of the change in stockholders’ equity occurring over the first nine months of the year. Other factors affecting the change in stockholders’ equity were the payment on June 30, 2005 of the Company’s regular semi-annual cash dividend totaling $384 thousand, and the decline in accumulated other comprehensive income of $128 thousand caused by a decline in the market value of the available for sale portion of the Company’s investment portfolio. Management believes this decline in market value is a temporary decline.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2005 was $502 thousand, down 10.4% compared to $560 thousand for the three months ended September 30, 2004. As discussed below, the majority of this decline was as a result of increased noninterest expenses related to branches opened since the third quarter of 2005. Diluted earnings per share decreased 10.8% to $.33 for the three months ended September 30, 2005. Diluted earnings per share for the same period a year earlier was $.37.

Total interest income for the three months ended September 30, 2005 increased to $2.7 million compared to $2.5 million the same prior year quarter. Noninterest income declined slightly to $177 thousand compared to the same prior year quarter at $194 thousand. Total interest expense increased $148 thousand to $928 thousand, reflecting the effect of certificate of deposit promotions during the current year and interest rates paid thereon. Noninterest expense increased 16.7% to $1.3 million for the third quarter of 2005 as compared to the third quarter of 2004. The primary expenses that attributed to this noninterest expense increase were expenses in EDP services and supplies and salary expense as related to the addition of new branches since the third quarter of 2004.

Net income for the nine months ended September 30, 2005 was $1.6 million, down 6.4% compared to $1.7 million for the nine months ended September 30, 2004. In 2004, net income benefited from the recognition of approximately $300 thousand in interest on a loan that had been classified as nonaccrual in 2003. The loan returned to a current and performing status in June 2004 and remains current. Diluted earnings per share decreased 6.3% to $1.05 for the nine months ended September 30, 2005. Diluted earnings per share for the same period a year earlier was $1.12.

Interest income for the nine months ended September 30, 2005 was $7.9 million, up 5.9% from the $7.4 million reported a year earlier. This increase reflects the slight increase in loans and overall portfolio yield when compared to the same period a year earlier. Total interest expense rose $206 thousand compared to the nine-month period ended September 30, 2004. Net interest income after the provision for loan losses for the nine months ended September 30, 2005 improved $237 thousand to $5.3 million.

Total noninterest income for the nine months ended September 30, 2005 showed a slight decrease of $9 thousand. Total noninterest expense for the comparable nine-month period ended September 30 rose 12.3% to $3.7 million. As discussed earlier, this increase relates to expenses for new branches added in late 2004 and early 2005.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first nine months of

2005, the provision for loan losses was $48 thousand as compared to $55 thousand for the same period in 2004. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2005 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.4 million at September 30, 2005. The allowance for loan losses to period end loans was 1.08% at September 30, 2005 compared to 1.31% and 1.52% at December 31, 2004 and September 30, 2004, respectively. The Company had net charge offs in the amount of $242 thousand during the nine months ended September 30, 2005. This compares with net recoveries for the nine months ended September 30, 2004 of $146 thousand. The increase in net charge offs for 2005 was primarily related to the charge off of a participated note, offset by recoveries of previously charged off amounts.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $418 thousand as of September 30, 2005 level with $418 thousand as of December 31, 2004. Management does not expect to incur any material losses related to nonperforming assets.

CAPITAL RESOURCES

Cardinal Bankshares’ capital position provides the necessary assurance required to support anticipated asset growth and to absorb potential losses.

The Company’s Tier I capital position was $26.9 million at September 30, 2005, or 19.13% of risk-weighted assets. Total risk-based capital was $28.4 million or 20.15% of risk-weighted assets.

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at September 30, 2005.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2005, the Company’s leverage capital ratio was 13.78%.

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

Because of the uncertainty regarding the procedural handling of this case within the DOL, to preserve its ultimate ability to appeal to the Federal Courts, in June 2004, Cardinal filed with the United States Court of Appeals for the Fourth Circuit a Petition for Review of the decisions of the United States Department of Labor. The appeal was determined to be premature. The parties submitted evidence to the Administrative Law Judge of damages without a further hearing in December 2004 and January 2005. The Administrative Law Judge rendered a Supplemental Recommended Decision and Order in February 2005, which awarded damages to the plaintiff of $65 thousand, plus attorney’s fees of $108 thousand, and ordered the plaintiff’s reinstatement. The Company filed a petition for review to the Administrative Review Board of the Department of Labor. The case was accepted for review by the Administrative Review Board in March 2005. The Company’s management believes it has substantial grounds for a successful appeal of the decision in the plaintiff’s favor and is pursuing appeal vigorously. Both sides have submitted briefs to the Administrative Review Board and are awaiting the Administrative Review Board’s decision.

On August 30, 2005, the plaintiff filed a complaint in the United States District Court for the Western District of Virginia seeking to enforce what he claimed was a preliminary order of reinstatement issued by the Administrative Law Judge. On September 14, 2005, the plaintiff moved for a preliminary injunction, and on September 29, 2005, Cardinal moved to dismiss the complaint. The two motions will be argued on November 14, 2005. The Company’s management believes that the complaint is without merit and is defending it vigoroulsy.

	2	Unregistered sales of equity securities and use of proceeds - None

	3	Defaults upon senior securities – None

	4	Submission of matters to a vote of security holders - None

	5	Other information - None

6	Exhibits
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

Date: November 10, 2005