Form 10-K
period 2005-12-31
CARDINAL BANKSHARES CORP
filed 2006-03-28
CIK 1022759

U.S. Securities And Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file no. 0-28780

Cardinal Bankshares Corporation

Virginia	54-1804471
(State of Incorporation)	(IRS Employer Identification No.)

101 Jacksonville Circle

Floyd, Virginia 24091

(Address of Principal executive offices)

(540) 745-4191

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $10.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,656,002 as of March 9, 2006.

1,535,733 shares of the Issuer’s common stock were issued and outstanding as of March 9, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2005 is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part III, Item 15. The issuer’s Proxy Statement dated March 28, 2006 is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1. BUSINESS

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

The Bank and its wholly owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. FBC, Inc.’s assets and operations consist primarily of minority interests in title insurance companies.

(B) DESCRIPTION OF THE BUSINESS

The principal business of the Company and Bank is to provide comprehensive individual and corporate banking services through the Bank’s main office in Floyd, Virginia, and branch offices in Hillsville, Christiansburg, Roanoke, Salem and Willis, Virginia. During 2005, the Bank opened a branch in Salem, Virginia. The Bank’s wholly owned subsidiary, FBC, Inc., has interests in Virginia Title Center, LLC as well as Virginia Bankers Insurance Center, LLC, both of which act as title insurance companies. FBC, Inc. also has an interest in VBA Investment Services, LLC.

(1) SERVICES

The Bank is a full service retail commercial bank offering a wide range of services, including demand and time deposits as well as installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies.

(2) COMPETITIVE CONDITIONS

The bank business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 2005, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The competing institution is not locally owned.

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

The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are also depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2.7 million. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $38.8 million at December 31, 2005 and approximately $28.4 million at December 31, 2004.

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

(7) EMPLOYEES

The Bank had 27 officers, 42 full-time employees and 6 part-time employees as of December 31, 2005.

ITEM 1A. RISK FACTORS

The Company considers its risk factors to be very similar to other financial institutions. The Company has considered such risk factors and strategically plans and prepares should we be faced with such risks.

•	If market interest rates fluctuate, net interest income can be negatively affected in the short term.

•	Cardinal Bankshares, Inc. and its bank subsidiary are subject to regulatory capital adequacy guidelines. If the bank fails to meet capital adequacy guidelines, it could subject us to enforcement actions as well as impose restrictions on our business.

•	If the Company is not in compliance with governmental regulation, we can be subject to fines, penalties or restrictions on our business.

•	The Company is subject to stringent regulation by federal and state regulatory agencies. Our customers have confidentiality and fiduciary requirements. The Company has established policies, procedures and systems that are designed to comply with these requirements. We face complexity and costs related to our compliance efforts. We also face the potential for loss resulting from failed or inadequate internal processes and from external events. Adverse publicity and damage to our reputation from the failure or perceived failure to comply with legal, regulatory or capital requirements could affect our ability to comply with such requirements, could affect our ability to attract or maintain customer, or could result in enforcement actions, fines, penalties and lawsuits.

•	If there is significant economic downturn in areas that the bank services, there is likelihood that customers could become delinquent on their loans or other obligations to us. This could result in credit-related losses, which could adversely affect our performances.

•	Financial services in our market area are competitive with a number of commercial banks and credit unions seeking to do business with our customers. The actions of our competitors could make the Company lose customers, thus affecting our business.

•	The Company has established disaster recovery plans to continue operations in the event of a disaster. Business disruption could adversely impact our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

The Company was named as a defendant in a complaint filed by a former employee with the United States Department of Labor under Section 806 of the Sarbanes-Oxley Act. The plaintiff alleged in his complaint that his termination in October, 2002 violated the Act. He is seeking reinstatement, back pay and damages. The Company maintains that the independent members of its Board of Directors terminated the plaintiff lawfully because he refused to comply with the directives of the Audit Committee in their attempt to look into certain matters raised by the plaintiff. The Audit Committee, after full investigation, later concluded that the matters raised by the plaintiff had no merit. The Board’s decision was initially upheld by the Department of Labor. The plaintiff appealed that decision. The Department of Labor Administrative Law Judge reversed the earlier decision in the Company’s favor and entered a decision in favor of the plaintiff in January 2004. The Company appealed that decision. The Administrative Review Board of the Department of Labor agreed to review the decision of the Administrative Law Judge in February 2004. Their decision to review suspended the decision of the Administrative Law Judge prior to any determination of damages by the Administrative Law Judge. In May 2004, the Administrative Review Board within the Department of Labor determined that it had accepted the Company’s petition for review prematurely.

Because of the uncertainty regarding the procedural handling of this case within the DOL, to preserve its ultimate ability to appeal to the Federal Courts, in June 2004, the Company filed with the United States Court of Appeals for the Fourth Circuit a Petition for Review of the decisions of the United States Department of Labor. The appeal was determined to be premature. The parties submitted evidence to the Administrative Law Judge of damages without a further hearing in December 2004 and January 2005. The Administrative Law Judge rendered a Supplemental Recommended Decision and Order in February 2005, which awarded damages to the plaintiff of $65 thousand, plus attorney’s fees of $108 thousand, and ordered the plaintiff’s reinstatement. The Company filed a petition for review to the Administrative Review Board of the Department of Labor. The case was accepted for review by the Administrative Review Board in March 2005. The Company’s management believes it has substantial grounds for a successful appeal of the decision in the plaintiff’s favor and will pursue appeals vigorously. Both sides have submitted briefs to the Administrative Review Board and are awaiting the Administrative Review Board’s decision.

On August 30, 2005, the plaintiff filed a complaint in the United States District Court for the Western District of Virginia seeking to enforce what he claimed was a preliminary order of reinstatement issued by the Administrative Law Judge. The Court granted the Company’s motion to dismiss January 14, 2006, on the grounds that there is no preliminary order of reinstatement to enforce. The plaintiff made a motion to alter or amend the judgment of dismissal, and that motion was denied January 26, 2006. The plaintiff has not appealed the decisions of the District Court.

The plaintiff also moved the Administrative Law Judge for expedited clarification of his earlier order. Relief was denied on the grounds of lack of jurisdiction. Then, on February 8, 2006, the plaintiff made a motion to the Administrative Review board for expedited declaration of preliminary order of reinstatement. The Company’s response was filed February 12, 2006. The motion is now pending before the same body where the Company’s appeal is pending. The Company’s management believes that the motion is without merit and is defending it vigorously.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)	The Company’s stock is traded on the OTC Bulletin Board under the symbol CDBK. The following table shows the trading ranges of the Common Stock for the previous five years. The table has been adjusted for the effects of a 3-for-1 stock split in 2001.

Year	High	Low
2005	$23.50	$20.00
2004	$25.00	$19.90
2003	$24.25	$17.60
2002	$23.47	$14.80
2001	$16.00	$12.00

(B)	The approximate number of holders of the Bank’s 1,535,733 Common Stock Securities as of December 31, 2005, is 712.

(C)	Dividends paid for 2005 were $0.53 and 2004 were $0.50 per share owned. The Company’s ability to declare and pay dividends in the future is dependent upon its consolidated net income, fiscal and general business condition. Subject to these considerations, as well as, laws and regulations governing the payment of dividends, the Company may declare dividends at the discretion of the Board of Directors only. The Company currently expects that dividends will continue to be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K appears in the Company’s 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by Item 7 of Form 10-K appears in the Company’s 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K appears in the Company’s 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K appears in the Company’s 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

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

No change in our internal control over financial reporting occurred during our fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K appears in the Company’s Proxy Statement for the 2006 Annual Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s Proxy Statement for the 2006 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s Proxy Statement for the 2006 Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company’s Proxy Statement for the 2006 Annual Meeting and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s Proxy Statement for the 2006 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

2. Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3. Exhibits:

13.1	2005 Annual Report to Stockholders

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	REPORTS ON FORM 8-K filed during the fourth quarter of 2005:

On November 16, 2005, the Company filed a report on Form 8-K to announce results of operations for the first nine months of 2005 and to announce an increase in its common stock dividend, payable on December 30, 2005 to holders of record on December 16, 2005.

FINANCIAL STATEMENT SCHEDULES

See Item 15(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore	/s/ Stephanie Kent
Ronald Leon Moore	Stephanie Kent
Chairman, President &	Senior Vice President, Controller &
Chief Executive Officer	Principal Financial Officer
Date: March 28, 2006	Date: March 28, 2006

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald Leon Moore Ronald Leon Moore	Director, Chairman, President & Chief Executive Officer	March 28, 2006

/s/ Joseph Howard Conduff, Jr. Joseph Howard Conduff, Jr.	Director & Chairman of Audit Committee	March 28, 2006

/s/ W. R. Gardner, Jr. W. R. Gardner, Jr.	Director	March 28, 2006

/s/ Kevin D. Mitchell Kevin D. Mitchell	Director	March 28, 2006

/s/ A. Carole Pratt A. Carole Pratt	Director	March 28, 2006

/s/ Dorsey H. Thompson Dorsey H. Thompson	Director	March 28, 2006

/s/ G. Harris Warner, Jr. G. Harris Warner, Jr.	Director	March 28, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
13.1	2005 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Cardinal Bankshares Corporation and Subsidiaries

2005 Annual Report

Market for the Company’s Common Stock, Related Stockholder Matters, Stock Prices and Dividends

The Company’s common stock is traded on the OTC Bulletin Board under the symbol CDBK. Some Internet sites providing stock quotations may require the use of CDBK.OB to access information about Cardinal’s stock. As of December 31, 2005, the Company had issued and outstanding 1,535,733 shares of common stock which were held by approximately 712 stockholders of record.

Set forth below are the high and low (bid quotations/sales prices), known to the management of the Company, for each quarter in the last three fiscal years.

	2005		2004		2003
	High	Low	High	Low	High	Low
First Quarter	$21.75	$20.00	$25.00	$20.50	$24.25	$17.60
Second Quarter	22.00	21.00	21.50	19.95	20.50	18.75
Third Quarter	23.50	21.27	21.00	19.90	21.00	20.00
Fourth Quarter	21.90	21.00	22.00	20.00	21.70	19.75

Cash dividends paid in 2005, 2004 and 2003, were $814 thousand, $768 thousand, and $722 thousand, respectively.

Cardinal Bankshares Corporation and Subsidiaries

2005 Annual Report

In thousands, except share and per share data	2005	2004	2003	2002	2001
Summary of Operations

Interest income	$10,684	$9,920	$9,874	$11,405	$12,572
Interest expense	3,526	3,156	3,809	4,965	6,474

Net interest income	7,158	6,764	6,065	6,440	6,098
Provision for loan losses	48	55	30	375	442
Noninterest income	759	769	874	806	594
Noninterest expense	5,070	4,609	4,322	3,756	3,528
Income taxes	596	627	562	729	632

Net income	$2,203	$2,242	$2,025	$2,386	$2,090

Per Share Data[1]

Basic earnings per share	$1.44	$1.46	$1.32	$1.55	$1.36
Diluted earnings per share	1.44	1.46	1.32	1.55	1.36
Cash dividends declared	0.53	0.50	0.47	0.45	0.42
Book value	17.62	16.83	15.92	15.12	13.97

Year-end Balance Sheet Summary

Assets	$196,235	$190,591	$186,412	$189,378	$185,798
Loans, net	128,554	123,042	119,033	113,324	113,207
Securities	37,324	41,546	40,929	45,854	45,032
Earning assets	180,926	176,393	174,502	176,798	176,599
Deposits	167,848	161,255	159,215	165,392	163,468
Stockholders’ equity	27,058	25,850	24,454	23,219	21,454
Shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733	1,535,733

Average Daily Balance

Assets	$191,346	$185,999	$188,831	$184,556	$173,600
Loans, net	128,096	119,878	116,054	107,380	105,209
Securities	38,299	41,665	43,054	45,977	49,670
Earning assets	177,439	173,930	178,553	175,466	165,302
Deposits	162,126	156,915	162,857	161,282	151,020
Stockholders’ equity	26,662	25,365	24,051	22,451	20,953
Weighted average shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733	1,535,733

Selected Ratios

Return on average assets	1.15%	1.21%	1.07%	1.29%	1.20%
Return on average equity	8.26%	8.84%	8.42%	10.63%	9.97%
Dividends declared as percent of net income	36.81%	34.25%	35.61%	29.03%	30.88%
Net interest margin (tax-equivalent basis)	4.22%	4.08%	3.57%	3.85%	3.89%
Allowance for loan losses as a percentage of total loans	1.10%	1.31%	1.41%	1.54%	1.14%
Average equity to average assets	13.93%	13.64%	12.74%	12.16%	12.07%
Risk-based capital	20.42%	20.74%	20.37%	19.80%	18.33%

[1]	Adjusted for the effects of a 3-for-1 stock split, effected in the form of a dividend, in 2001.

Cardinal Bankshares Corporation

Post Office Box 215

Floyd, Virginia 24091

To Our Shareholders, Customers and Friends:

We are pleased to present to you our Cardinal Bankshares Corporation Annual Report. Again we experienced good growth in 2005. It is with great pleasure that I can report that our total assets, total loans and total deposits have increased from prior year balances.

Net income for Cardinal amounted to $2,203,000, representing a 1.7% decrease from prior year net income of $2,242,000. Basic earnings per share were $1.44. The decrease was primarily contributed to an increase in branch operations, personnel, regulation, and interest expenses.

We were once again able to increase our cash dividend to shareholders to $.53 per common share. This represents a 6.00% increase over 2004. This also marks the 14th consecutive year we have been able to increase cash dividends to shareholders.

Even with ever mounting regulatory, professional and taxation expenses, and the increased competition, our ratios continue to compare very favorably to our peers.

During the early part of 2005, the bank opened a branch serving the Salem, Virginia market. We now have seven locations serving Southwest Virginia. Our strategic plans for growth, expansion and automation move forward and we are meeting our target goals due to the determination and hard work of our board and staff, despite the ever-mounting cost of federal regulation.

As we move on to address the challenges in 2006, we do so with steadfast optimism, commitment and drive. Our Board and staff strive to serve our shareholders and customers. We appreciate their continued efforts. With your continued support and patronage, we will strive to meet the many goals set forth to expand our business and deliver a fair return to you, our shareholder.

Sincerely,

/s/ Leon Moore
Leon Moore
Chairman, President & Chief Executive Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cardinal Bankshares Corporation

Floyd, Virginia

We have audited the consolidated balance sheets of Cardinal Bankshares Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Bankshares Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Galax, Virginia
March 15, 2006

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2005	2004
Assets
Cash and due from banks	$4,292	$4,162
Interest-bearing deposits in banks	9,042	3,602
Federal funds sold	5,125	7,175
Investment securities available for sale, at fair value	19,308	20,942
Investment securities held to maturity	17,470	20,001
Restricted equity securities	546	603

Total loans	129,981	124,673
Allowance for loan losses	(1,427)	(1,631)

Net loans	128,554	123,042

Bank premises and equipment, net	3,997	4,205
Accrued interest receivable	998	933
Foreclosed properties	418	2
Bank owned life insurance	4,631	4,483
Other assets	1,854	1,441

Total assets	$196,235	$190,591

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$26,747	$27,211
Interest-bearing deposits	141,101	134,044

Total deposits	167,848	161,255

Securities sold under agreements to repurchase	134	2,493
Accrued interest payable	134	110
Other liabilities	1,061	883

Total liabilities	169,177	164,741

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $10 par value; 5,000,000 shares authorized; 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	8,833	7,444
Accumulated other comprehensive income	(57)	124

Total stockholders’ equity	27,058	25,850

Total liabilities and stockholders’ equity	$196,235	$190,591

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

Years ended December 31, (In thousands, except share and per share data)	2005	2004	2003
Interest income
Loans and fees on loans	$8,698	$7,971	$7,804
Federal funds sold and securities purchased under agreements to resell	142	97	119
Investment securities:
Taxable	759	902	961
Exempt from federal income tax	918	924	921
Deposits with banks	167	26	69

Total interest income	10,684	9,920	9,874

Interest expense
Deposits	3,500	3,101	3,781
Borrowings	26	55	28

Total interest expense	3,526	3,156	3,809

Net interest income	7,158	6,764	6,065

Provision for loan losses	48	55	30

Net interest income after provision for loan losses	7,110	6,709	6,035

Noninterest income
Service charges on deposit accounts	262	267	308
Other service charges and fees	100	87	86
Net realized gains on sales of securities	9	4	—
Income on bank owned life insurance	148	156	178
Other income	240	255	302

Total noninterest income	759	769	874

Noninterest expense
Salaries and employee benefits	2,991	2,719	2,479
Occupancy and equipment	710	618	553
Foreclosed assets, net	(13)	12	36
Other operating expense	1,382	1,260	1,254

Total noninterest expense	5,070	4,609	4,322

Income before income taxes	2,799	2,869	2,587

Income tax expense	596	627	562

Net income	$2,203	$2,242	$2,025

Basic earnings per share	$1.44	$1.46	$1.32

Diluted earnings per share	$1.44	$1.46	$1.32

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2002	$15,357	$2,925	$4,667	$270	$23,219

Comprehensive income
Net income	—	—	2,025	—	2,025
Net unrealized securities gains arising during the period, net of taxes of $(36)	—	—	—	(68)	(68)

Total comprehensive income					1,957

Cash dividends declared ($0.47 per share)	—	—	(722)	—	(722)

Balance, December 31, 2003	15,357	2,925	5,970	202	24,454

Comprehensive income
Net income	—	—	2,242	—	2,242
Net unrealized securities gains arising during the period, net of taxes of $(39)	—	—	—	(75)	(75)
Realized securities gains, net of taxes of $(1)	—	—	—	(3)	(3)

Total comprehensive income					2,164

Cash dividends declared ($0.50 per share)	—	—	(768)	—	(768)

Balance, December 31, 2004	15,357	2,925	7,444	124	25,850

Comprehensive income
Net income	—	—	2,203	—	2,203
Net unrealized securities gains arising during the period, net of taxes of $(90)	—	—	—	(175)	(175)
Realized securities gains, net of taxes of $(3)	—	—	—	(6)	(6)

Total comprehensive income					2,022

Cash dividends declared ($0.53 per share)	—	—	(814)	—	(814)

Balance, December 31, 2005	$15,357	$2,925	$8,833	$(57)	$27,058

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, (In thousands)	2005	2004	2003
Cash flows from operating activities
Net income	$2,203	$2,242	$2,025
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	345	298	245
Accretion of discount on securities, net of amortization of premiums	10	(7)	2
Provision for loan losses	48	55	30
Deferred income taxes	(49)	46	(32)
Net realized (gains) losses on securities	(9)	(4)	—
Net realized (gain) on sale of foreclosed assets	(17)	(3)	—
Deferred compensation and pension expense	(128)	100	(9)
Changes in assets and liabilities:
Accrued income	(65)	(50)	166
Other assets	(407)	(46)	(101)
Accrued interest payable	24	(13)	(58)
Other liabilities	264	(10)	217

Net cash provided by operating activities	2,219	2,608	2,485

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(5,440)	714	3,749
Net (increase) decrease in federal funds sold	2,050	1,950	(475)
Purchases of investment securities	(6,786)	(12,552)	(18,332)
Sales of available for sale securities	750	504	—
Maturities of investment securities	9,925	11,329	22,885
Redemption of restricted equity securities	57	(5)	265
Net increase in loans	(5,976)	(4,064)	(5,739)
Net purchases of property and equipment	(137)	(2,066)	(521)
Investment in bank owned life insurance	—	—	(1,000)
Proceeds from sale of foreclosed assets	48	386	—

Net cash provided (used) by investing activities	(5,509)	(3,804)	832

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(464)	4,252	1,923
Net increase (decrease) in interest-bearing deposits	7,057	(2,212)	(8,100)
Net increase (decrease) in other borrowings	(2,359)	667	1,826
Dividends paid	(814)	(768)	(722)

Net cash provided (used) by financing activities	3,420	1,939	(5,073)

Net increase (decrease) in cash and cash equivalents	130	743	(1,756)

Cash and cash equivalents, beginning	4,162	3,419	5,175

Cash and cash equivalents, ending	$4,292	$4,162	$3,419

Supplemental disclosures of cash flow information
Interest paid	$3,502	$3,169	$3,867

Income taxes paid	$639	$602	$581

Real estate acquired in settlement of loans	$416	$—	$—

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Cardinal Bankshares Corporation (the “Company”) was incorporated as a Virginia corporation on March 12, 1996 to acquire the stock of Bank of Floyd (the “Bank”). The Bank was acquired by the Company on June 30, 1996.

Bank of Floyd and its wholly-owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. The Bank serves the counties of Floyd, Carroll, Montgomery, and Roanoke, Virginia and the Cities of Roanoke, Christiansburg and Salem, Virginia, through seven banking offices. FBC, Inc.’s assets and operations consist primarily of minority interests in an insurance company and a title insurance company.

The accounting and financial reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, the Bank and FBC, Inc. All material intercompany transactions and balances have been eliminated.

Critical Accounting Policies

The notes to the Company’s audited consolidated financial statements contain a summary of significant accounting policies. Management believes the policies with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity. Management must make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and Board of Directors.

Business Segments

The Company reports its activities as a single business segment. In determining proper segment definition, the Company considers the materiality of the potential segment and components of the business about which financial information is available and regularly evaluated, relative to resource allocation and performance assessment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in the application of certain of its accounting policies that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. As a result of unanticipated events or circumstances, actual results could differ from those estimates.

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

The majority of the Company’s loan portfolio consists of loans in Southwest Virginia. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but is influenced by the agricultural, textile and governmental segments.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Use of Estimates, continued

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for loan and foreclosed real estate losses. Such agencies may require additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and Cash Equivalents

For purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.”

Interest-Bearing Deposits in Banks

Interest-bearing deposits in banks mature in one year and are carried at cost.

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

Securities Available for Sale

Available for sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as held to maturity securities.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders’ equity. Realized gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held to maturity and available for sale securities below cost, that are other than temporary, are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are reported at their outstanding principal amount adjusted for charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Loans Receivable, continued

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of the loan is determined based on contractual terms.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Property and Equipment

Land is carried at cost. Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	20-40
Furniture and equipment	5-20

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less cost to sell at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations on foreclosed real estate. The historical average holding period for such properties is in excess of 23 months.

Pension Plan

A noncontributory defined benefit pension plan is provided for all employees who meet eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of service. Plan benefits are based on final average compensation and years of service. The plan is funded in compliance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years presented is not material to the financial statements.

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and stock dividends.

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

Comprehensive Income

Annual comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investments by, and distributions to, stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense.

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Bank are held or issued for purposes other than trading.

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The Company does not utilize interest-rate exchange agreements or interest-rate futures contracts.

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for these items approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Federal funds sold: The carrying amounts reported in the balance sheet for these items approximate their fair values.

Available for sale, held to maturity and restricted equity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

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

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Note 2. Restrictions on Cash and Due from Banks

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $1.0 million and $1.1 million for the two week periods including December 31, 2005 and 2004, respectively.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2005 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Government agency securities	$7,737	$—	$104	$7,633
State and municipal securities	2,308	28	—	2,336
Mortgage-backed securities	7,948	49	104	7,893
Other securities	1,401	51	6	1,446

	$19,394	$128	$214	$19,308

Held to maturity
State and municipal securities	$17,325	$411	$136	$17,600
Mortgage-backed securities	145	—	2	143

	$17,470	$411	$138	$17,743

2004 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Government agency securities	$5,742	$7	$34	$5,715
State and municipal securities	2,030	78	43	2,065
Mortgage-backed securities	11,765	121	34	11,852
Other securities	1,217	93	—	1,310

	$20,754	$299	$111	$20,942

Held to maturity
State and municipal securities	$19,457	$775	$43	$20,189
Mortgage-backed securities	544	—	4	540

	$20,001	$775	$47	$20,729

Restricted equity securities, carried at cost, consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and The Federal Reserve of Richmond (Federal Reserve), which are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires banks to purchase stock as a condition of membership in the Federal Reserve system.

Investment securities with amortized cost of approximately $11.5 million and $14.1 million at December 31, 2005 and 2004, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

(In thousands)	2005	2004	2003
Realized gains, available for sale securities	$9	$4	$—
Realized losses, available for sale securities	—	—	—

	$9	$4	$—

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Securities, continued

The scheduled maturities of debt securities available for sale and held to maturity at December 31, 2005, were as follows:

(In thousands)	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,995	$2,967	$720	$724
Due after one year through five years	4,530	4,502	4,886	5,022
Due after five years through ten years	1,976	1,950	7,756	7,824
Due after ten years	9,893	9,889	4,108	4,173

	$19,394	$19,308	$17,470	$17,743

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	Less Than 12 Months		12 Months or More		Total
December 31, 2005 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$4,163	$87	$3,470	$17	$7,633	$104
State and municipal securities	1,791	83	3,516	53	5,307	136
Mortgage-backed securities	1,945	44	3,380	62	5,325	106
Other securities	—	—	459	6	459	6

Total temporarily impaired securities	$7,899	$214	$10,825	$138	$18,724	$352

	Less Than 12 Months		12 Months or More		Total
December 31, 2004 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$3,716	$34	$—	$—	$3,716	$34
State and municipal securities	2,562	43	—	—	2,562	43
Mortgage-backed securities	2,491	49	3,025	32	5,516	81
Other securities	—	—	—	—	—	—

Total temporarily impaired securities	$8,769	$126	$3,025	$32	$11,794	$158

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

Management does not believe that the unrealized losses represent other than temporary declines in fair value. The investments are rate sensitive and change in value in direct correlation to changes in interest rates. Management further believes the unrealized losses are not due to credit risk and will be recovered through either accretion of discounts into income or maturity of the bonds at par value.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the Consolidated Balance Sheets are summarized below:

December 31, (In thousands)	2005	2004
Commercial	$8,864	$9,728
Real estate
Construction and land development	11,770	10,111
Residential, 1-4 families	27,943	30,817
Residential, 5 or more families	1,867	1,987
Farmland	3,118	4,081
Nonfarm, nonresidential	73,385	65,198
Agricultural	795	677
Consumer	2,552	2,397
Other	32	40

Gross loans	130,326	125,036
Unearned discount and net deferred loan fees and costs	(345)	(363)

Total loans	129,981	124,673
Allowance for loan losses	(1,427)	(1,631)

Net loans	$128,554	$123,042

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Years ended December 31, (In thousands)	2005	2004	2003
Balance, at January 1	$1,631	$1,697	$1,769

Provision charged to expense	48	55	30
Recoveries of amounts charged off	93	257	30
Amounts charged off	(345)	(378)	(132)

Balance, at December 31	$1,427	$1,631	$1,697

The following is a summary of information pertaining to impaired loans at December 31:

(In thousands)		2005	2004
Impaired loans without a valuation allowance		$—	$—
Impaired loans with a valuation allowance		—	290

Total impaired loans		$—	$290

Valuation allowance related to impaired loans		$—	$145

	2005	2004	2003
Average investment in impaired loans	$—	$252	$1,458

Interest income recognized for the year	$—	$3	$67

Interest income recognized on a cash basis for the year	$—	$3	$40

The Company is not committed to advance additional funds in connection with impaired loans.

Nonaccrual loans and loans past due 90 days or more at December 31, 2005, were zero and $49 thousand, respectively. At December 31, 2004, those amounts were $290 thousand and $125 thousand, respectively.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Bank Premises and Equipment

Bank premises and equipment included in the Consolidated Balance Sheets are as follows:

December 31, (In thousands)	2005	2004
Land	$929	$704
Bank premises	3,991	4,214
Furniture and equipment	2,991	2,856

Total	7,911	7,774
Less accumulated depreciation	(3,914)	(3,569)

Bank premises and equipment, net	$3,997	$4,205

The Bank has entered into long-term leases for two of its branch banking facilities under agreements accounted for as operating leases. These leases expire in 2009 and include renewal options ranging from three to five years. Rental expense was $51 thousand, $29 thousand and $9 thousand for 2005, 2004 and 2003, respectively. Future minimum lease payments are as follows:

(In thousands)
2006	$52
2007	53
2008	55
2009	32
2010	—

Total	$192

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $23.0 million and $18.7 million, respectively. At December 31, 2005, the scheduled maturities of time deposits are as follows:

(In thousands)
2006	$40,471
2007	20,925
2008	13,296
2009	7,721
2010	12,666

Total	$95,079

Note 8. Borrowings

Short-term debt consists of securities sold under agreements to repurchase, which generally mature within one day of the transaction date. Additional information is summarized below:

	2005	2004
Outstanding balance at December 31	$134	$2,493

Year-end weighted average rate	3.90%	2.10%

Daily average outstanding during the period	$1,124	$2,654

Average rate for the year	2.30%	2.06%

Maximum outstanding at any month-end during the period	$2,446	$4,187

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Borrowings, continued

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $16.2 million and a secured line of credit with the Federal Home Loan Bank of Atlanta of approximately $22.7 million. Additional amounts are available from the Federal Home Loan Bank with additional collateral. At December 31, 2005 and 2004, there were no amounts outstanding under these agreements.

Note 9. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the plan’s funded status:

December 31, (In thousands)	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$2,944	$2,517
Service cost	177	167
Interest cost	175	162
Actuarial (gain) loss	211	163
Benefits paid	(78)	(65)

Benefit obligation at end of year	$3,429	$2,944

Change in plan assets
Fair value of plan assets at beginning of year	$2,068	$1,848
Actual return on plan assets	259	196
Employer contribution	322	89
Benefits paid	(78)	(65)

Fair value of plan assets at end of year	$2,571	$2,068

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$(231)	$(121)
Contributions	322	89
Pension cost	(204)	(199)

Prepaid (accrued) benefit cost, ending	$(113)	$(231)

Funded status	$(859)	$(876)
Unrecognized transitional net assets	(16)	(20)
Unrecognized prior service cost	36	42
Unrecognized net actuarial (gain) loss	726	623

Prepaid (accrued) benefit cost	$(113)	$(231)

Benefit obligation assumptions as of September 30
Discount rate	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%

Net periodic benefit cost assumptions as of September 30
Discount rate	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Employee Benefit Plan, continued

	2005	2004	2003
Components of net periodic benefit cost
Service cost	$177	$167	$137
Interest cost	175	162	148
Return on plan assets	(259)	(196)	(256)
Originating unrecognized asset gain (loss)	89	50	131
Amortization	2	2	2
Recognized net actuarial (gain) loss	20	14	15

Net periodic benefit cost	$204	$199	$177

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(In thousands)
10/01/05 – 09/30/06	$35
10/01/06 – 09/30/07	106
10/01/07 – 09/30/08	104
10/01/08 – 09/30/09	111
10/01/09 – 09/30/10	115
10/01/10 – 09/30/14	705

The accumulated benefit obligation for the defined benefit pension plan was $2.2 million and $1.9 million at December 31, 2005 and 2004.

Contributions are expected to be approximately $258 thousand in 2006.

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary, and with concurrence from their auditors. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

The Company’s defined benefit pension plan’s weighted-average asset allocations at December 31, by asset category are as follows:

	2005	2004
Mutual funds – fixed income	34%	35%
Mutual funds – equity	66%	65%

Total	100%	100%

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Employee Benefit Plan, continued

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equities. The investment advisor selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment advisor will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

Note 10. Deferred Compensation and Life Insurance

Deferred compensation plans have been adopted for certain members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments of $8 thousand are payable for ten years certain, generally beginning at age 65. Liability accrued for compensation deferred under the plan amounts to $81 thousand and $91 thousand at December 31, 2005 and 2004, respectively.

Charges to income are based on present value of future cash payments, discounted at 8%, and amounted to $6 thousand, $10 thousand and $7 thousand for 2005, 2004 and 2003, respectively.

The Bank is owner and beneficiary of life insurance policies on these directors. Policy cash values, net of policy loans, totaled $88 thousand and $93 thousand at December 31, 2005 and 2004, respectively.

In 2002, the Bank adopted a supplemental executive retirement plan to provide benefits for a member of management. Under plan provisions, aggregate fixed payments of $45 thousand are payable for 20 years certain, beginning in 2007. The liability is calculated by discounting the anticipated future cash flows at 6.10%. The liability accrued for this obligation was $364 thousand and $261 thousand at December 31, 2005 and 2004, respectively. Charges to income are based on changes in the cash value of insurance which funds the liability.

Note 11. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

December 31, (In thousands)	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$4,292	$4,292	$4,162	$4,162
Interest-bearing deposits with banks	9,042	9,042	3,602	3,602
Federal funds sold	5,125	5,125	7,175	7,175
Securities, available for sale	19,308	19,308	20,942	20,942
Securities, held to maturity	17,470	17,743	20,001	20,733
Restricted equity securities	546	546	603	603
Total loans	129,981	127,902	124,673	123,764
Financial liabilities
Deposits	167,848	168,117	161,255	162,029
Securities sold under agreements to repurchase	134	134	2,493	2,493

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Income Taxes

The components of income tax expense (benefit) are as follows:

Years ended December 31, (In thousands)	2005	2004	2003
Current taxes – federal	$547	$673	$530
Deferred taxes – federal	49	(46)	32

Income tax expense	$596	$627	$562

A reconciliation of the expected income tax expense computed by applying the federal statutory rate of 34% to income included in the consolidated statements of income follows:

Years ended December 31, (In thousands)	2005	2004	2003
Expected tax expense	$952	$975	$879
Tax exempt interest	(339)	(328)	(314)
Other	(17)	(20)	(3)

Income tax expense	$596	$627	$562

The tax effects of temporary timing differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities are presented below:

December 31, (In thousands)	2005	2004
Deferred tax assets
Allowance for loan and other real estate losses	$388	$456
Deferred loan interest, fees	118	123
Employee benefit liabilities	244	253
Other valuation reserves	41	40
Net unrealized depreciation on securities available for sale	29	—

Total deferred tax assets	820	872

Deferred tax liabilities
Net unrealized appreciation on securities available for sale	—	(64)
Depreciation	(150)	(176)
Accretion of discount on investment securities	(27)	(33)

Total deferred tax liabilities	(177)	(273)

Net deferred tax asset	$643	$599

Note 13. Commitments and Contingencies

Litigation

The Company was named as a defendant in a complaint filed by a former employee with the United States Department of Labor under Section 806 of the Sarbanes-Oxley Act. The plaintiff alleged in his complaint that his termination in October, 2002 violated the Act. He is seeking reinstatement, back pay and damages. The Company maintains that the independent members of its Board of Directors terminated the plaintiff lawfully because he refused to comply with the directives of the Audit Committee in their attempt to look into certain matters raised by the plaintiff. The Audit Committee, after full investigation, later concluded that the matters raised by the plaintiff had no merit. The Board’s decision was initially upheld by the Department of Labor. The plaintiff appealed that decision. The Department of Labor Administrative Law Judge reversed the earlier decision in the Company’s favor and entered a decision in favor of the plaintiff in January 2004. The Company appealed that decision. The Administrative Review Board of the Department of Labor agreed to review the decision of the Administrative Law Judge in February 2004. Their decision to review suspended the decision of the Administrative Law Judge prior to any determination of damages by the Administrative Law Judge. In May 2004, the Administrative Review Board within the Department of Labor determined that it had accepted the Company’s petition for review prematurely.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, continued

Litigation, continued

Because of the uncertainty regarding the procedural handling of this case within the DOL, to preserve its ultimate ability to appeal to the Federal Courts, in June 2004, the Company filed with the United States Court of Appeals for the Fourth Circuit Department of Labor. The appeal was determined to be premature. The parties submitted evidence to the Administrative Law Judge of damages without a further hearing in December 2004 and January 2005. The Administrative Law Judge rendered a Supplemental Recommended Decision and Order in February 2005, which awarded damages to the plaintiff of $65 thousand, plus attorney’s fees of $108 thousand and ordered the plaintiff’s reinstatement. The Company filed a petition for review to the Administrative Review Board of the Department of Labor. The case was accepted for review by the Administrative Review Board in March 2005. The Company’s management believes it has substantial grounds for a successful appeal of the decision in the plaintiff’s favor and is pursuing appeal vigorously. Both sides have submitted briefs to the Administrative Review Board and are awaiting the Administrative Review Board’s decision.

On August 30, 2005, the plaintiff filed a complaint in the United States District Court for the Western District of Virginia seeking to enforce what he claimed was a preliminary order of reinstatement issued by the Administrative Law Judge. The Court granted the Company’s motion to dismiss January 14, 2006, on the grounds that there is no preliminary order of reinstatement to enforce. The plaintiff made a motion to alter or amend the judgment of dismissal, and that motion was denied January 26, 2006. The plaintiff has not appealed the decisions of the District Court.

The plaintiff also moved the Administrative Law Judge for expedited clarification of his earlier order. Relief was denied on the grounds of lack of jurisdiction. Then, on February 8, 2006, The plaintiff made a motion to the Administrative Review board for expedited declaration of preliminary order of reinstatement. The Company’s response was filed February 12, 2006. The motion is now pending before the same body where the Company’s appeal is pending. The Company’s management believes that the motion is without merit and is defending it vigorously.

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of commitments at December 31 is as follows:

December 31, (In thousands)	2005	2004
Commitments to extend credit	$17,022	$11,759
Standby letters of credit	642	680

	$17,664	$12,439

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, continued

Financial Instruments with Off-Balance-Sheet Risk, continued

The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

Concentrations of Credit Risk

The majority of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Company’s market area. The concentrations of credit by type of loan are set forth in the Loans Receivable note. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of approximately $2.7 million.

Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Floyd, Carroll, Montgomery, and Roanoke Counties and the Cities of Roanoke and Salem, Virginia. A significant amount of the real estate loans set forth in the Loans Receivable note are secured by commercial real estate. The Company has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $38.8 million at December 31, 2005 and approximately $28.4 million at December 31, 2004. Approximately $7.6 million of the 2005 amount was collateralized by real estate in the Smith Mountain Lake area.

The Company has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Note 14. Regulatory Matters

Dividends

The Company’s dividend payments are made from dividends received from the Bank. The Bank, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1.6 million at December 31, 2005. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2005.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Regulatory Matters, continued

Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Regulatory Matters, continued

Capital Requirements, continued

The Company and the Bank’s actual capital amounts and ratios are also presented in the following table.

In thousands	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital to risk-weighted assets
Consolidated	$28,542	20.42%	$11,183	8.00%	n/a	n/a
Bank of Floyd	17,861	13.47%	10,606	8.00%	$13,258	10.00%
Tier I capital to risk-weighted assets
Consolidated	27,115	19.40%	5,592	4.00%	n/a	n/a
Bank of Floyd	16,459	12.41%	5,303	4.00%	7,955	6.00%
Tier I capital to average assets
Consolidated	27,115	13.77%	7,879	4.00%	n/a	n/a
Bank of Floyd	16,459	8.77%	7,507	4.00%	9,384	5.00%

December 31, 2004
Total capital to risk-weighted assets
Consolidated	$27,357	20.74%	$10,551	8.00%	n/a	n/a
Bank of Floyd	19,002	15.02%	10,118	8.00%	$12,647	10.00%
Tier I capital to risk-weighted assets
Consolidated	25,726	19.51%	5,276	4.00%	n/a	n/a %
Bank of Floyd	17,421	13.77%	5,059	4.00%	7,588	6.00%
Tier I capital to average assets
Consolidated	25,726	13.43%	7,665	4.00%	n/a	n/a
Bank of Floyd	17,421	9.51%	7,329	4.00%	9,161	5.00%

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Transactions with Related Parties

The Company has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Aggregate loan transactions with related parties were as follows:

December 31, (In thousands)	2005	2004
Balance, beginning	$700	$1,161

Additions	738	260
Repayments	(256)	(721)
Change in relationships	(199)	—

Balance, ending	$983	$700

Note 16. Parent Company Financial Information

Condensed financial information of Cardinal Bankshares Corporation is presented as follows:

Balance Sheets

December 31, (In thousands)	2005	2004
Assets
Cash and due from banks	$3,641	$2,991
Investment securities available for sale, at fair value	987	800

Total loans	6,020	4,375
Allowance for loan losses	(25)	(25)

Net loans	5,995	4,350

Investment in affiliate bank at equity	16,368	17,502
Other assets	267	221

Total assets	$27,258	$25,864

Liabilities
Other liabilities	$200	$14

Total liabilities	200	14

Stockholders’ equity
Common stock	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	8,833	7,444
Accumulated other comprehensive income	(57)	124

Total stockholders’ equity	27,058	25,850

Total liabilities and stockholders’ equity	$27,258	$25,864

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Income

Years ended December 31, (In thousands)	2005	2004	2003
Income
Dividends from affiliate bank	$3,314	$770	$722
Interest on loans	341	258	210
Interest on investment securities	61	61	61
Other income	2	—	—

Total income	3,718	1,089	993

Expenses
Management and professional fees	569	550	684
Other expenses	63	61	94

Total expenses	632	611	778

Income before income tax benefit and equity in undistributed net income of subsidiaries	3,086	478	215

Income tax benefit	79	102	175

Income before equity in undistributed net income of subsidiaries	3,165	580	390

Equity in undistributed net income of subsidiaries	(962)	1,662	1,635

Net income	$2,203	$2,242	$2,025

Statements of Cash Flows

Years ended December 31, (In thousands)	2005	2004	2003
Cash flows from operating activities
Net income	$2,203	$2,242	$2,025
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	962	(1,662)	(1,635)
Net change in other assets	(46)	715	395
Net change in other liabilities	190	13	(1)

Net cash provided (used) by operating activities	3,309	1,308	784

Cash flows from investing activities
Net (increase) decrease in loans	(1,645)	80	(1,920)
Purchases of investment securities	(200)	—	—

Net cash provided (used) by investing activities	(1,845)	80	(1,920)

Cash flows from financing activities
Dividends paid	(814)	(768)	(722)

Net cash used by financing activities	(814)	(768)	(722)

Net increase (decrease) in cash and cash equivalents	650	620	(1,858)

Cash and cash equivalents, beginning	2,991	2,371	4,229

Cash and cash equivalents, ending	$3,641	$2,991	$2,371

Management’s Discussion and Analysis

Overview

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of Cardinal Bankshares Corporation’s financial condition and its results of operations. The following discussion should be read in conjunction with the Corporation’s consolidated financial statements. Certain previously reported amounts have been reclassified to conform to current presentations.

Cardinal Bankshares Corporation, the parent company of Bank of Floyd, currently operates seven offices in Floyd, Montgomery, Roanoke and Carroll Counties of Virginia. The main office is in Floyd with a limited service office in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The West Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County on Route 52 in Hillsville, Virginia. Montgomery County is served by the branch in Christiansburg, Virginia.

The individual market conditions of each county vary from rural to urban with Floyd County being the most rural and Roanoke the most urban. Each has its own growth pattern which varies in intensity. Bank of Floyd and bank personnel work with local, state and federal government leaders in an effort to attract business and industry to Floyd County.

Cardinal Bankshares reported net income for the year 2005 of $2.2 million consistent with $2.2 million reported in 2004. Net income per diluted share was $1.44, $.02 lower than the $1.46 reported for the prior year.

Net interest income, on a taxable equivalent basis, was $7.5 million, higher by $400 thousand from $7.1 million in 2004. This increase was driven primarily by the 17 basis point increase in average rates earned on the Company’s loan portfolio. Noninterest income decreased by 1.3% to $759 thousand for 2005 compared to $769 thousand for 2004. Noninterest expense increased by 10.0% to $5.1 million compared to $4.6 million in 2004, mainly due to increases in salaries and benefits expenses and occupancy and equipment expenses.

Earning assets averaged $177.4 million, compared to $173.9 million in 2004, the increase driven primarily by an overall increase in average loans of 6.5%. Average securities declined $3.4 million in 2005, due largely to issuer calls of U.S. Government Agency securities and paydowns on mortgage-backed securities. Deposits in other banks increased $2.7 million on average. The federal funds sold average balance decreased $3.8 million in 2005.

Interest-bearing liabilities averaged $137.1 million, up approximately $2.4 million from 2004. Savings deposits reflected an average decrease of $4.8 million from 2004, while average time deposits and average large denomination deposits increased $5.6 million and $3.2 million, respectively.

Stockholders’ equity grew 5.1% to an average of $26.7 million in 2005 from $25.4 million in 2004. The return on average assets and average equity decreased to 1.15% and 8.26%, respectively for 2005 compared to 1.21% and 8.84%, respectively, for 2004. Book value per share was $17.62 at December 31, 2005, compared to $16.83 at year-end 2004, representing an increase of 4.7%.

Management’s Discussion and Analysis

Table 1. Average Balances and Interest Rates (Taxable Equivalent Basis)

Years ended December 31, (In thousands)	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-earning assets:
Deposits in other banks	$4,929	$167	3.40%	$2,236	$26	1.18%	$6,350	$69	1.08%
Taxable investment securities	17,901	759	4.24%	21,345	902	4.23%	23,549	961	4.08%
Nontaxable investment securities	20,398	1,230	6.03%	20,320	1,238	6.09%	19,505	1,234	6.32%
Federal funds sold	4,541	142	3.13%	8,314	97	1.17%	11,354	119	1.05%
Loans (3), (4)	129,670	8,725	6.73%	121,715	7,984	6.56%	117,795	7,806	6.63%

Total interest-earning assets	177,439	11,023	6.21%	173,930	10,247	5.89%	178,553	10,189	5.71%

Noninterest-earning assets:
Cash and due from banks	4,048			3,616			3,350
Premises and equipment	4,118			3,404			2,172
Other assets	7,315			6,886			6,497
Allowance for loan losses	(1,574)			(1,837)			(1,741)

Total assets	$191,346			$185,999			$188,831

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest checking	$12,670	40	0.32%	$12,632	36	0.30%	$12,637	50	0.40%
Savings deposits	32,543	434	1.33%	37,378	506	1.35%	35,177	562	1.60%
Time deposits	70,457	2,399	3.40%	64,890	2,070	3.19%	71,444	2,513	3.52%
Large denomination deposits	20,282	627	3.09%	17,075	489	2.89%	21,531	656	3.05%
Securities purchased under agreements to resell	1,124	26	2.30%	2,654	55	2.06%	1,263	28	2.22%

Total interest-bearing liabilities	137,076	3,526	2.57%	134,629	3,156	2.34%	142,052	3,809	2.68%

Noninterest-bearing liabilities:
Demand deposits	26,174			24,940			22,068
Other liabilities	1,434			1,065			660

Total liabilities	164,684			160,634			164,780
Stockholders’ equity	26,662			25,365			24,051

Total liabilities and stockholders’ equity	$191,346			$185,999			$188,831

Net interest earnings		$7,497			$7,091			$6,380

Net interest spread (1)			3.64%			3.55%			3.03%

Net interest margin (2)			4.22%			4.08%			3.57%

Taxable equivalent adjustment		$339			$327			$315

(1)	Net interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid for interest-bearing liabilities.
(2)	Net interest margin is calculated by dividing taxable equivalent net interest earnings by total average earning assets.
(3)	Average loan balances include nonaccrual loans.
(4)	Interest income includes deferred loan fees.

Management’s Discussion and Analysis

Net Interest Income

Net interest income, the primary source of the Company’s earnings, is the amount by which interest and fee income generated by earning assets exceeds the interest paid on interest-bearing liabilities. Earning assets are comprised of loans, securities, federal funds sold and interest-bearing deposits in other banks. Interest-bearing liabilities consist of deposits, federal funds purchased and securities sold under agreements to repurchase. The volume and the general level of interest rates among earning assets and interest-bearing liabilities effect net interest income. Table 1 shows the average balance sheets for each of the years ended December 31, 2005, 2004 and 2003. In addition, the amounts of interest earned on earning assets, with related yields, and the interest paid on interest-bearing liabilities, together with rates, are shown. Loans placed on a nonaccrual status are included in the balances and were included in the computation of yields, upon which they had an immaterial effect. Interest on earning assets is on a taxable equivalent basis, which is computed using the federal corporate income tax rate of 34% for all three years.

Net interest income, on a taxable equivalent basis, was $7.5 million, an increase of 5.7%, or $400 thousand from the $7.1 million in 2004. The net interest margin was 4.22% for 2005, up 14 basis points from the 4.08% reported in 2004.

As illustrated in Table 2, the effect of increased rates affecting the Company’s loan portfolio is evident in the $220 thousand increase in loan interest income due to rate. The net increase in loan volume added an additional $521 thousand in income.

During 2005, average federal funds sold and average interest bearing-deposits held at the Federal Home Loan Bank decreased by $1.1 million to $9.5 million due mainly to the Company’s strategic reduction of rate sensitive deposit balances in light of continued moderate loan demand in its principal market area.

Total average interest-bearing liabilities increased $2.4 million to $137.1 million for the year 2005. Total interest-bearing deposits increased $4.0 million to $136.0 million. The increase in the rate sensitive liabilities or interest-bearing deposits was driven by the strategic position taken by the Company to draw in more deposit growth to support the Company’s loan growth.

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis

	2005 Compared to 2004			2004 Compared to 2003
		Increase (Decrease) Due To			Increase (Decrease) Due To
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets:
Deposits in other banks	$141	$110	$31	$(43)	$2	$(45)
Taxable investment securities	(143)	3	(146)	(59)	31	(90)
Nontaxable investment securities	(8)	(13)	5	4	(48)	52
Federal funds sold	45	89	(44)	(22)	10	(32)
Loans	741	220	521	178	(81)	259

Total	776	409	367	58	(86)	144

Interest-bearing liabilities:
Interest checking	4	4	—	(14)	(14)	—
Savings deposits	(72)	(7)	(65)	(56)	(91)	35
Time deposits	329	151	178	(443)	(212)	(231)
Large denomination deposits	138	46	92	(167)	(31)	(136)
Securities purchased under agreements to repurchase	(29)	3	(32)	27	(3)	30

Total	370	197	173	(653)	(351)	(302)

Net interest income	$406	$212	$194	$711	$265	$446

Provision for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for any potential losses. The factors considered in making this decision are the collectibility of past due loans, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and general economic trends. In 2005, the provision for loan losses was $48 thousand, a decrease of $7 thousand from the $55 thousand recorded in 2004. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year decrease in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2005 maintains the allowance at a level adequate to cover potential losses. The allowance for loan losses as a percentage of total loans was 1.10% at year-end. This level is comparable to the 1.13% ratio averaged at year-end 2005 by the Company’s peer group, commercial banks with assets ranging between $100 million and $300 million. Loan charge-offs, net of recoveries, were $252 thousand for 2005, compared to net charge offs of $121 thousand for 2004. Management does not anticipate any material changes in the delinquency rates or charge-offs and recoveries in connection with its normal lending activities.

Additional information regarding the Company’s allowance for loan losses is contained in Tables 12, 13 and 14, and in the discussion concerning Nonperforming and Problem Assets.

Noninterest Income

Noninterest income consists of revenues generated from a number of different financial services and activities. Service charges on deposit accounts including charges for insufficient funds items and fees charged for nondeposit services make up the majority of noninterest income. Noninterest income also includes fees charged for services such as safe deposit box rentals, letters of credit, and gains realized on the sale of securities. Noninterest income totaled $759 thousand in 2005, a decrease of $10 thousand from the $769 thousand recorded in 2004. The largest decrease in noninterest income resulted from a decrease in other income. The primary sources of noninterest income for the past three years are summarized in Table 3.

Management’s Discussion and Analysis

Table 3. Noninterest Income

Year ended December 31, (In thousands)	2005	2004	2003
Deposit fees and charges	$262	$267	$308
Other service charges and fees	100	87	86
Gain on the sale of securities	9	4	—
Bank owned life insurance	148	156	178
Other income	240	255	302

Total noninterest income	$759	$769	$874

Noninterest Expense

Noninterest expense was $5.1 million for 2005, an increase of $461 thousand over the $4.6 million recorded in 2004. As mentioned earlier, increased pension expense and higher salaries and benefits costs accounted for most of the year-to-year increase. Addition of personnel for new branch operations was the primary cause of higher salary and benefits costs. Occupancy and equipment expenses accounted for most of the remaining increase.

Table 4 provides a further breakdown of noninterest expense for the past three years.

Table 4. Noninterest Expense

Year ended December 31, (In thousands)	2005	2004	2003
Salaries and employee benefits	$2,991	$2,719	$2,479
Occupancy and equipment	710	618	553
Legal and professional	446	432	528
Bank franchise tax	139	112	114
Other operating expense	784	728	648

Total noninterest expense	$5,070	$4,609	$4,322

Income Taxes

Income tax expense is based on amounts reported in the statements of income, after adjustments for non-taxable income and non-deductible expenses, and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal income tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense, substantially all Federal, was $596 thousand in 2005, $627 thousand in 2004 and $562 thousand in 2003 representing 21.3%, 21.9% and 21.7% of income before income taxes, respectively. Cardinal Bankshares’ deferred income tax benefits and liabilities result primarily from temporary differences in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred income tax benefits of approximately $643 thousand and $599 thousand at December 31, 2005 and 2004, respectively, are included in other assets.

Management’s Discussion and Analysis

Earning Assets

In 2005, average earning assets increased to $177.4 million, $3.5 million higher than the 2004 average of $173.9 million. Total average earning assets represented 92.8% of total average assets in 2005. Average investment securities accounted for 20.0% of total average assets, while average loans remained the largest component of earning assets, accounting for 67.8% of total average assets in 2005, up slightly from the 65.4% level reported in 2004. A summary of average assets for the past three years is shown below in Table 5.

Table 5. Average Asset Mix

December 31, (In thousands)	2005		2004		2003
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-earning assets:
Loans	$129,670	67.8	$121,715	65.4	$117,795	62.4
Investment securities	38,299	20.0	41,665	22.4	43,054	22.8
Federal funds sold	4,541	2.4	8,314	4.5	11,354	6.0
Deposits in other banks	4,929	2.6	2,236	1.2	6,350	3.4

Total interest-earning assets	177,439	92.8	173,930	93.5	178,553	94.6

Noninterest-earning assets:
Cash and due from banks	4,048	2.1	3,616	1.9	3,350	1.8
Premises and equipment	4,118	2.1	3,404	1.8	2,172	1.1
Other assets	5,741	3.0	5,049	2.8	4,756	2.5

Total noninterest-earning assets	13,907	7.2	12,069	6.5	10,278	5.4

Total assets	$191,346	100.0	$185,999	100.0	$188,831	100.0

Loans

Average total loans were $129.7 million for 2005, an increase of $8.0 million, or 6.5% over 2004. At December 31, 2005, the actual balance of loans secured by real estate represented the most significant portion of the loan portfolio at 90.8%. Total loans secured by 1-4 family residential properties represented 21.5% of total loans at the end of 2005, while nonfarm/nonresidential properties made up 56.4% of total loans. These loan portfolio proportions remained relatively unchanged from year-end 2004 levels.

Loan growth will continue to be a point of focus at Cardinal for 2006. The long-range strategic objective for meeting the Company’s loan growth aspirations will be achieved through continued community involvement, expansion of the Company’s market footprint, broadening of the present array of loan products offered to include conforming fixed-rate mortgage loans, home equity lines of credit and SBA loans, and management’s strengthened efforts in offering small business financing and competively-priced products. Prudent business practices and stringent internal guidelines will continue to be followed in making lending decisions in order to balance the emphasis on loan growth with the desire to minimize exposure to loan losses.

Bank of Floyd makes both consumer and commercial loans to all neighborhoods within its market area, including the low-income and moderate-income areas. The Company’s market area is generally defined as the areas within the Virginia Counties of Floyd, Roanoke, Montgomery and Carroll, and the Cities of Roanoke, Salem and Christiansburg, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Below market pricing and competition from unregulated organizations have also been a factor when generating new loans. The amounts of loans outstanding by type at year-end 2005 and 2004, and the maturity distribution of variable and fixed rate loans as of year-end 2005 are presented below in Table 6 and Table 7, respectively.

Management’s Discussion and Analysis

Table 6. Loan Portfolio Summary

December 31, (In thousands)	2005		2004
	Amount	%	Amount	%
Real estate construction and development	$11,770	9.1	$10,111	8.1
Farmland	3,118	2.4	4,081	3.3
Real estate mortgage:
1-4 family residential	27,943	21.5	30,817	24.7
Multifamily residential	1,867	1.4	1,987	1.6
Nonfarm, nonresidential	73,385	56.4	65,198	52.3

Total real estate	118,083	90.8	112,194	90.0

Agricultural	795	0.6	677	0.5
Commercial and industrial	8,864	6.8	9,728	7.8
Consumer	2,552	2.0	2,397	1.9
Other loans	32	0.0	40	0.1
Leases	—	0.0	—	0.0

Gross loans	130,326		125,036
Unearned income	(345)	(0.2)	(363)	(0.3)

Total	$129,981	100.0	$124,673	100.0

Table 7. Loan Maturity Schedule

	2005
(In thousands)	Commercial Financial and Agricultural	Construction and Development	Others	Total Amount	%
Fixed rate loans:
Within three months	$1,568	$120	$688	$2,376	1.8
After three but within twelve months	715	1,179	1,753	3,647	2.8
After one but within five years	1,520	—	8,178	9,698	7.4
Over five years	5,207	2,745	40,202	48,154	37.0

Total fixed rate loans	9,010	4,044	50,821	63,875	49.0

Variable rate loans:
Within three months	3,138	6,771	25,561	35,470	27.2
After three but within twelve months	103	—	7,446	7,549	5.8
After one but within five years	526	—	17,697	18,223	14.0
Over five years	—	955	4,254	5,209	4.0

Total variable rate loans	3,767	7,726	54,958	66,451	51.0

Total loans:
Within three months	4,706	6,891	26,249	37,846	29.0
After three but within twelve months	818	1,179	9,199	11,196	8.6
After one but within five years	2,046	—	25,875	27,921	21.4
Over five years	5,207	3,700	44,456	53,363	41.0

Total loans	$12,777	$11,770	$105,779	$130,326	100.0

Management’s Discussion and Analysis

Investment Securities

The investment securities portfolio is managed to optimize the yield on excess funds while providing liquidity for unexpected deposit decreases or increased loan generation and diversification in the overall asset management of the Company. At December 31, 2005, the Company had $19.3 million in securities available for sale, compared to $20.9 million at year-end 2004. The average yield on taxable investment securities increased from 4.23% in 2004 to 4.24% in 2005 as a result of higher yielding securities and rising market rates of interest.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, U.S. Government agencies, Mortgage Backed Securities and issuances of State and local bond issues. All securities are high quality and high grade. Management views the investment portfolio as a source of income, and generally purchases securities with the intent of retaining them until maturity. However, adjustments in the portfolio are necessary from time to time to provide a source of liquidity to meet funding requirements for loan demand, deposit fluctuations and to manage interest rate risk. Accordingly, to meet such objectives, management may sell certain securities prior to their scheduled maturity. Table 8 presents the investment portfolio at the end of 2005 by major types of investments and maturity ranges. Actual maturities may differ from scheduled maturities in mortgage backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the earlier of the contractual maturity or the call date, if any.

At December 31, 2005, the market value of the investment portfolio was $37.1 million, representing a $187 thousand unrealized appreciation above amortized cost. This compared to a market value of $41.7 million and a $916 thousand unrealized appreciation above amortized cost a year earlier.

Table 8. Investment Securities

December 31, 2005 (In thousands)	Amortized Cost Due
	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities
U.S. Government agencies and mortgage backed securities	$2,750	$4,320	$767	$7,993	$15,830	$15,669
State and political subdivisions	965	5,096	8,698	4,874	19,633	19,936
Other securities	—	—	—	1,401	1,401	1,446

Total	$3,715	$9,416	$9,465	$14,268	$36,864	$37,051

Weighted average yields
U.S. Government agencies and mortgage backed securities	2.58%	4.18%	4.44%	4.44%
State and political subdivisions	4.42%	4.72%	4.23%	4.45%
Other securities	—%	—%	—%	6.67%

Total securities	3.06%	4.47%	4.24%	4.63%	4.33%

December 31, 2004 (In thousands)					Book Value	Market Value
Investment securities
U.S. Government agencies and mortgage backed securities					$18,051	$18,064
States and political subdivisions					21,487	22,297
Other securities					1,217	1,310

Total					$40,755	$41,671

Management’s Discussion and Analysis

Deposits

Cardinal Bankshares relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposits in denominations of $100,000 or more) are the primary funding source. The Company’s balance sheet growth is largely determined by the availability of deposits in the markets it serves, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. The sustained low interest rate environment and other market conditions have resulted in depositors shopping for deposit rates more than in the past. Increased customer awareness of interest rates has added to the importance of effective interest rate management. Accordingly, management must continuously monitor market pricing, competitors’ rates, and internal interest rate spreads to continue the Company’s growth and improve profitability. Cardinal Bankshares’ interest rate management goals include structuring rates in a manner that can promote both deposit and asset growth while increasing overall profitability of the Company.

Average total deposits for the year ended December 31, 2005 increased $5.2 million to $162.1 million compared to 2004. As shown in Table 9, the Company’s average interest-bearing deposits as a percent of total average deposits decreased to 83.9% in 2005, compared to 84.1% in 2004. Average noninterest-bearing demand deposits increased to $26.2 million in 2005 from $24.9 million in 2004. Average deposits for the past three years are summarized in Table 9 below.

Table 9. Deposit Mix

December 31, (In thousands)	2005		2004		2003
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-bearing deposits:
Interest checking	$12,670	7.81	$12,632	8.06	$12,637	7.76
Money Market	3,794	2.34	4,485	2.86	5,634	3.46
Savings deposits	28,749	17.73	32,893	20.96	29,543	18.14
Time deposits	70,457	43.46	64,890	41.35	71,444	43.87
Large denomination deposits	20,282	12.51	17,075	10.88	21,531	13.22

Total interest-bearing deposits	135,952	83.85	131,975	84.11	140,789	86.45
Noninterest-bearing deposits	26,174	16.15	24,940	15.89	22,068	13.55

Total deposits	$162,126	100.00	$156,915	100.00	$162,857	100.00

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by approximately $3.2 million in 2005. Table 10 provides maturity information relating to Certificates of Deposit of $100,000 or more at December 31, 2005.

Table 10. Large Denomination Deposits $100,000 and Over

Analysis of time deposits of $100,000 or more at December 31, 2005 (In thousands):

Time remaining to maturity:
Less than three months	$902
Three through one year	8,581
Over one year	13,514

Total time deposits of $100,000 or more	$22,997

Management’s Discussion and Analysis

Capital Adequacy

The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. Cardinal Bankshares strives to maintain an optimum level of capital, commensurate with its risk profile, on which an attractive return to stockholders can be realized over both the near and long term, while serving depositors’, creditors’ and regulatory needs.

Common stock and capital surplus represents the stockholders’ investment in the Company and is a key source of capital. The largest component of capital for the Company is earnings retained after payment of dividends to stockholders. Total stockholders’ equity was $27.1 million at December 31, 2005, an increase of $1.2 million or 4.7% compared with $25.9 million for the same period in 2004.

The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. Cardinal Bankshares had a ratio of total capital to risk-weighted assets of 20.42% at December 31, 2005 and a ratio of Tier 1 capital to risk-weighted assets of 19.40%. Both of these ratios well exceed the capital requirements adopted by the federal regulatory agencies and continue to be equal to or above most of our peer group.

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator’s evaluation of the Company’s overall safety and soundness. As of December 31, 2005, Cardinal Bankshares had a ratio of year-end Tier I capital to average total assets, as defined, of 13.77%.

Table 11 below sets forth summary information with respect to the capital ratios for Cardinal and the Bank at December 31, 2005. All capital ratio levels indicate that Cardinal Bankshares and Bank of Floyd are well capitalized.

Table 11. Year-end Risk-based Capital

December 31, (In thousands)	2005		2004
	Consolidated	Bank of Floyd	Consolidated	Bank of Floyd
Tier I capital	$27,115	$16,459	$25,726	$17,421
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,427	1,402	1,631	1,581

Total regulatory capital	$28,542	$17,861	$27,357	$19,002

Total risk-weighted assets	$139,793	$132,576	$131,890	$126,474

Tier I as a percent of risk-weighted assets	19.40%	12.41%	19.51%	13.77%
Total regulatory capital as a percent of risk-weighted assets	20.42%	13.47%	20.74%	15.02%
Leverage ratio*	13.77%	8.77%	13.43%	9.51%

*	Tier I capital divided by average total assets for the quarter ended December 31.

Management’s Discussion and Analysis

Nonperforming and Problem Assets

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and strives to manage them effectively. The Bank seeks to use shorter-term loans and, although a portion of the loans may be made based upon the value of collateral, it relies primarily on the cash flow of the borrower as the source of repayment rather than the value of the collateral.

The Bank also manages its repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow-up on exceptions to credit policies.

Nonperforming assets, as shown in Table 12 below, increased to $467 thousand at December 31, 2005 from $417 thousand at December 31, 2004. The Bank had two nonresidential notes 90 days or more past due and still accruing at the end of 2005. At year-end 2005, loans past due 90 days or more and still accruing had decreased $76 thousand from $125 thousand a year earlier. Foreclosed assets increased to $418 thousand from $2 thousand a year earlier. Foreclosed assets at the end of 2005 consisted of land, residential property and commercial property. All properties were listed with agents to be sold. Management does not intend to retain the property.

Table 12. Nonperforming Assets

December 31 (In thousands)	2005	2004
Nonaccrual loans	$—	$290
Loans past due 90 days or more and still accruing	49	125
Foreclosed properties	418	2

Total nonperforming assets	$467	$417

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. The Company performs periodic systematic reviews of its portfolio to identify these inherent losses, and to assess the overall probability of collection of the portfolio. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company also evaluates the prevailing economic and business conditions affecting individual borrowers, changes in the size and characteristics of the loan portfolio and other pertinent factors. The allowance is also subject to annual review by external auditors and regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance, and the size of the allowance in comparison to peer companies identified by regulatory agencies. The most recent regulatory reviews were completed in March 2004 and March 2005.

The Company is committed to the early recognition of problem loans and to a conservative allowance. The Company believes the current allowance is adequate to cover inherent losses in the loan portfolio. However, the allowance may be increased or decreased in the future based upon management’s assessment of the factors outlined above. The allowance for loan losses was $1.4 million at December 31, 2005 and $1.6 million at December 31, 2004. The allowance as a percentage of period end loans was 1.10% at year-end 2005 and 1.31% at year-end 2004.

The provision for loan losses for the year ended December 31, 2005 was $48 thousand, a decrease of $7 thousand from the previous year. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year decrease in the provision was considered appropriate. Management believes the provision recorded in 2005 maintains the allowance at a level adequate to cover potential losses.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

Management’s Discussion and Analysis

Table 13. Loan Losses

Year ended December 31, (In thousands)	2005	2004	2003
Balance at beginning of year	$1,631	$1,697	$1,769
Provision charged to expense	48	55	30

	1,679	1,752	1,799
Loans charged off:
Commercial, financial and agricultural	261	330	68
Real estate – residential mortgage	13	—	—
Real estate – construction	—	—	—
Consumer	71	48	64

Total charge-offs	345	378	132

Recoveries of loans previously charged off:
Commercial, financial and agricultural	60	252	26
Real estate – residential mortgage	31	—	—
Real estate – construction	—	—	—
Consumer	2	5	4

Total recoveries	93	257	30

Net (recoveries) charge – offs	252	121	102

Balance at end of year	$1,427	$1,631	$1,697

The Company has allocated the allowance for loan losses based on estimates of the allowance needed for each component of the loan portfolio. The allocation of the allowance as shown in Table 14 below should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

Table 14. Allocation of the Allowance for Loan Losses

December 31, (In thousands)	2005		2004		2003
	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]
Balance at end of period applicable to:
Commercial, financial and agricultural	$505	66.0	$620	63.7	$1,013	62.8
Real estate, construction	63	9.1	78	8.1	69	6.0
Real estate, residential mortgage	845	22.9	689	26.3	569	29.1
Consumer loans	14	2.0	244	1.9	46	2.1
Leases	—	—	—	—	—	—

Total	$1,427	100.0	$1,631	100.0	$1,697	100.0

(1)	Represents the percentage of loans in each category to the total loans outstanding.

Liquidity and Interest Rate Sensitivity

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

Management’s Discussion and Analysis

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

The liquidity ratio, the level of liquid assets divided by total deposits plus short-term liabilities, is considered to be adequate by management.

Table 15. Interest Rate Sensitivity

	December 31, 2005 Maturities/Repricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
(In thousands)
Earning Assets:
Loans	$37,846	$11,196	$27,921	$53,363	$130,326
Investments	245	3,470	9,416	23,733	36,864
Interest-bearing deposits in banks	9,042	—	—	—	9,042
Federal funds sold	5,125	—	—	—	5,125

Total	$52,258	$14,666	$37,337	$77,096	$181,357

Interest-bearing deposits:
Interest checking	$13,319	$—	$—	$—	$13,319
Money market	3,806	—	—	—	3,806
Savings	28,794	103	—	—	28,897
Certificates of deposit	6,282	34,189	54,608	—	95,079
Securities sold under agreements to repurchase	134	—	—	—	134

Total	$52,335	$34,292	$54,608	$—	$141,235

Interest sensitivity gap	$(77)	$(19,626)	$(17,271)	$77,096	$40,122
Cumulative interest sensitivity gap	$(77)	$(19,703)	$(36,974)	$40,122	$40,122
Ratio of sensitivity gap to total earning assets	(0.1)%	(10.8)%	(9.5)%	42.5%	22.1%

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 above shows the sensitivity of the Company’s balance sheet on December 31, 2005. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2005, the Company appeared to be liability-sensitive with interest-bearing liabilities exceeding earning assets, subject to changes in interest rates, for the first five years. Included in the interest-bearing liabilities subject to interest rate changes within three months are interest checking accounts and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits. The Company appears to be asset-sensitive after the first five years.

Matching sensitive positions alone does not ensure that Cardinal has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Management’s Discussion and Analysis

Earnings and Balance Sheet Analysis

2004 Compared to 2003 – Net interest income, on a taxable equivalent basis, was $7.1 million, higher by $711 thousand from $6.4 million in 2003. This increase was driven primarily by the 34 basis point reduction in average yield on the Company’s interest bearing liabilities. Noninterest income declined by 12.0% to $769 thousand for 2004 compared to $874 thousand for 2003 primarily due to lower service charges on deposits and other noninterest income. Noninterest expense increased by 6.6% to $4.6 million compared to $4.3 million in 2003.

Earning assets averaged $173.9 million, compared to $178.6 million in 2003. Decreases in average deposits in other banks and federal funds sold accounted primarily for the net decrease. Average securities declined $1.4 million in 2004, due largely to issuer calls of U.S. Government Agency securities and paydowns on mortgage-backed securities. Federal funds sold and deposits in other banks decreased $3.0 million and $4.1 million, respectively, on average.

Interest-bearing liabilities averaged $134.6 million, down approximately $7.4 million from 2003. Contributing to this decline were decreases in time deposits of $6.5 million and large denomination deposits of $4.4 million. Competitive factors and declining yields were the biggest factor in this decline of interest bearing liabilities.

Stockholders’ equity grew 5.5% to an average of $25.4 million in 2004 from $24.1 million in 2003. The return on average assets and average equity increased to 1.21% and 8.84%, respectively for 2004 compared to 1.07% and 8.42%, respectively, for 2003. The change in both ratios reflects the positive effect on earnings. Book value per share was $16.83 at December 31, 2004, compared to $15.92 at year-end 2003, representing an increase of 5.7%.

The allowance for loan losses at December 31, 2004 was $1.6 million compared to $1.7 million a year earlier. The allowance for loan losses as a percentage of period end loans was 1.31% compared to 1.41% at year-end 2003. The Company had charge-offs, net of recoveries, in the amount of $121 thousand for 2004. This compared to net charge offs of $102 thousand for 2003. Nonperforming loans totaled $415 thousand at December 31, 2004, a decrease of $2.4 million from 2003.

A Warning About Forward-Looking Statements

This annual report contains forward-looking statements. The Company may also make written forward-looking statements in periodic reports to the Securities and Exchange Commission, proxy statements, offering circulars and prospectuses, press releases and other written materials and oral statements made by Cardinal Bankshares’ officers, directors or employees to third parties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of the Company’s management, and on information currently available to such management. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” or similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Management’s Discussion and Analysis

A Warning About Forward-Looking Statements, continued

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