Form 10-Q
period 2006-03-31
CARDINAL BANKSHARES CORP
filed 2006-05-12
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of May 12, 2006 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

March 31, 2006

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) March 31, 2006	(Audited) December 31, 2005
Assets

Cash and due from banks	$3,001	$4,292
Interest-bearing deposits	9,748	9,042
Federal funds sold	1,575	5,125
Investment securities available for sale, at fair value	19,663	19,308
Investment securities held to maturity (fair value March 31, 2006 - $18,073; December 31, 2005 - $17,743)	17,841	17,470
Restricted equity securities	554	546

Total loans	129,359	129,981
Allowance for loan losses	(1,444)	(1,427)

Net loans	127,915	128,554

Bank premises and equipment, net	3,917	3,997
Accrued interest receivable	985	998
Foreclosed properties	418	418
Bank owned life insurance	4,669	4,631
Other assets	1,601	1,854

Total assets	$191,887	$196,235

Liabilities and Stockholders' Equity

Noninterest-bearing deposits	$27,347	$26,747
Interest-bearing deposits	135,585	141,101

Total deposits	162,932	167,848

Securities sold under agreements to repurchase	—	134
Accrued interest payable	142	134
Other liabilities	1,102	1,061

Total liabilities	164,176	169,177

Commitments and contingent liabilities	—	—

Stockholders' Equity

Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	9,496	8,833
Accumulated other comprehensive income, net	(67)	(57)

Total stockholders' equity	27,711	27,058

Total liabilities and stockholders' equity	$191,887	$196,235

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2006	2005
Interest income

Loans and fees on loans	$2,316	$2,002
Federal funds sold and securities purchased under agreements to resell	27	26
Investment securities:
Taxable	192	210
Exempt from federal income tax	218	239
Deposits with banks	111	17

Total interest income	2,864	2,494

Interest expense

Deposits	969	775
Securities Sold	—	12

Total interest expense	969	787

Net interest income	1,895	1,707
Provision for loan losses	20	24

Net interest income after provision for loan losses	1,875	1,683

Noninterest income

Service charges on deposit accounts	68	58
Other service charges and fees	23	23
Net realized gains on sales of securities	3	3
Other operating income	130	85

Total noninterest income	224	169

Noninterest expense

Salaries and employee benefits	747	683
Occupancy and equipment	173	192
Other operating expense	307	311

Total noninterest expense	1,227	1,186

Income before income taxes	872	666
Income tax expense	209	140

Net Income	$663	$526

Basic earnings per share	$0.43	$0.34
Diluted earnings per share	$0.43	$0.34
Weighted average basic shares outstanding	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Three Months Ended March 31,	2006	2005
Cash flows from operating activities
Net income	$663	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	92
Net amortization (accretion) of bond premiums/discounts	7	5
Provision for loan losses	20	24
Net realized (gains) losses on investment securities	(3)	(3)
Deferred compensation and pension expense	64	51
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	13	17
Increase (decrease) in accrued interest payable	8	26
Net change in other operating assets and liabilities	198	(113)

Net cash provided by operating activities	1,055	625

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(706)	2,546
Net (increase) decrease in federal funds sold	3,550	4,725
Purchase of investment securities	(1,688)	(1,778)
Proceeds from sale of available for sale securities	—	750
Purchase of restricted equity securities	(8)	—
Proceeds from redemption of equity securities	—	57
Proceeds from maturity and redemption of investment securities	942	2,251
Sale of foreclosed properties	—	—
Net (increase) decrease in loans	619	(4,171)
Net purchases of bank premises and equipment	(5)	(60)

Net cash (used) provided by investing activities	2,704	4,320

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	600	(261)
Net (decrease) in interest-bearing deposits	(5,516)	(3,218)
Net increase (decrease) in securities sold	(134)	(418)

Net cash (used) provided by financing activities	(5,050)	(3,897)

Net (decrease) increase in cash and cash equivalents	(1,291)	1,048
Cash and cash equivalents at beginning of year	4,292	4,162

Cash and cash equivalents at end of year	$3,001	$5,210

Supplemental disclosures of cash flow information
Interest paid	$961	$761
Income taxes paid	$—	$81

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain previously reported amounts have been reclassified to conform to current presentations.

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Three months ended March 31, (In thousands)	2006	2005
Balance, at January 1	$1,427	$1,631
Provision charged to expense	20	24
Recoveries of amounts previously charged off	5	—
Loans charged off	(8)	(20)

Balance, at March 31,	$1,444	$1,635

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

(In thousands)	2006	2005
Commitments to extend credit	$17,953	$16,161
Standby letters of credit	473	648

Total	$18,426	$16,809

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended March 31, (In thousands)	2006	2005
Service cost	$58,318	$44,275
Interest cost	49,051	43,907
Expected return on plan assets	(49,062)	(42,622)
Amortization of net obligation at transition	(1,007)	(1,007)
Amortization of prior service cost	1,495	1,495
Amortization of net (gain) or loss	5,636	4,834

Total net periodic benefit cost	$64,431	$50,882

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $258 thousand to it pension plan in 2006. As of March 31, 2006, no contributions have been made.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At March 31, 2006, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County.

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

FINANCIAL CONDITION

Total assets as of March 31, 2006 were $191.9 million, a decrease of $4.3 million from year-end 2005. Total loans declined 0.5% or $622 thousand during the quarter to $129.3 million.

The investment securities portfolio reflected a net increase of $726 thousand. This increase was a result of the call of one $279 thousand Municipal Security, maturity of a $245 thousand Municipal Security and usual pay downs in the amount of $418 thousand in mortgage-backed securities offset by purchases of investment securities totaling approximately $1.7 million. Federal funds sold declined approximately $3.5 million during the quarter as the Company continues to strategically reduce rate sensitive deposit balances in light of continued moderate loan demand in its principal market area.

As of March 31, 2006, total deposits were $162.9 million, down approximately $4.9 million compared to year-end 2005. Non-interest-bearing core deposits remained level at $27.3 million as compared to $26.7 million at year-end 2005. Interest-bearing deposits declined 3.9% or $5.5 million to $135.6 million. Due to the soft loan demand in the current economic environment, the Company has strategically remained less competitive on rate sensitive deposits as reflected in the $7.3 million decline in large denomination deposits, those deposit accounts with balances greater than $100 thousand. Deposits greater than $100 thousand amounted to $39.7 million at March 31, 2006 as compared to $47.0 million at year-end 2005.

Stockholders’ equity was $27.7 million as of March 31, 2006 compared to $27.1 million as of December 31, 2005. Net income for the quarter of $663 thousand principally accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2006 was $663 thousand, up 26.0% compared to $526 thousand for the three months ended March 31, 2005. Diluted earnings per share increased 26.5% to $.43 for the three months ended March 31, 2006. Diluted earnings per share for the same period a year earlier was $.34.

Total interest income for the three months ended March 31, 2006 increased $370 thousand to $2.9 million, an increase of 14.8% over the same prior year quarter. This resulted primarily from the effect of increased yields on loans with slightly increasing interest rates. The increase in interest income was the principal contributing factor to improved profitability for the first quarter of 2006 compared to the first quarter of 2005. Noninterest income increased 32.5% to $224 thousand. Total interest expense increased $182 thousand to $969 thousand, reflecting the effect of higher yields on interest-bearing deposits. Noninterest expense increased 3.5% to $1.2 million for the first quarter of 2006 as compared to the first quarter of 2005. The primary expense that attributed to this noninterest expense increase was a slight increase in salaries and employee benefits as compared to the first quarter of 2005.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first quarter of 2006, the provision for loan losses was $20 thousand as compared to $24 thousand provision for the same period in 2005. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2006 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.4 million at March 31, 2006. The allowance for loan losses to period end loans was 1.12% at March 31, 2006 compared to 1.10% and 1.27% at December 31, 2005 and March 31, 2005, respectively. The Company charged off balances on loans in the amount of $3 thousand during the quarter. This compares with net charge offs for the three months ended March 31, 2005 of $20 thousand.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $3.0 million as of March 31, 2006 compared to $467 thousand as of December 31, 2005. Management does not expect to incur any material losses related to nonperforming assets.

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

The Company’s Tier I capital position was $27.8 million at March 31, 2006, or 20.01% of risk-weighted assets. Total risk-based capital was $29.2 million or 21.05% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at March 31, 2006.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2006, the Company’s leverage capital ratio was 14.32%.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 200 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 200 basis points over the next twelve months would result in an increase in net interest income of $926 thousand, or 12.74%, while a similar decrease in rates would result in a decrease in net interest income of $866 thousand, or 11.90%. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earning impact likely will differ from projected.

Additional qualitative information about interest rate risk is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have not been any material changes since December 31, 2005.

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

The plaintiff also moved the Administrative Law Judge for expedited clarification of his earlier order. Relief was denied on the grounds of lack of jurisdiction. Then, on February 8, 2006, the plaintiff made a motion to the Administrative Review Board for expedited declaration of preliminary order of reinstatement. The Administrative Review Board determined, contrary to the United States District Court, that the Administrative Law Judge had entered a preliminary order of reinstatement but permitted the Company to move to stay the preliminary order. The Company made that motion to stay preliminary reinstatement on April 17, 2006.

1A.	Risk factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 12, 2006