Form 10-Q
period 2006-06-30
CARDINAL BANKSHARES CORP
filed 2006-08-04
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of August 3, 2006 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

June 30, 2006

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) June 30, 2006	(Audited) December 31, 2005
Assets
Cash and due from banks	$4,378	$4,292
Interest-bearing deposits	7,438	9,042
Federal funds sold	6,600	5,125
Investment securities available for sale, at fair value	19,771	19,308
Investment securities held to maturity (fair value June 30, 2006 - $17,488; December 31, 2005 - $17,743)	17,455	17,470
Restricted equity securities	554	546

Total loans	124,809	129,981
Allowance for loan losses	(1,467)	(1,427)

Net loans	123,342	128,554

Bank premises and equipment, net	3,918	3,997
Accrued interest receivable	1,019	998
Foreclosed properties	212	418
Bank owned life insurance	4,709	4,631
Other assets	1,726	1,854

Total assets	$191,122	$196,235

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$28,915	$26,747
Interest-bearing deposits	133,153	141,101

Total deposits	162,068	167,848

Securities sold under agreements to repurchase	—	134
Accrued interest payable	137	134
Other liabilities	1,109	1,061

Total liabilities	163,314	169,177

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	9,688	8,833
Accumulated other comprehensive income, net	(162)	(57)

Total stockholders’ equity	27,808	27,058

Total liabilities and stockholders’ equity	$191,122	$196,235

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2006	2005	2006	2005
Interest income
Loans and fees on loans	$2,267	$2,165	$4,583	$4,167
Federal funds sold and securities purchased under agreements to resell	47	32	74	58
Investment securities:
Taxable	207	208	399	418
Exempt from federal income tax	213	229	431	468
Deposits with banks	85	17	196	34

Total interest income	2,819	2,651	5,683	5,145

Interest expense
Deposits	987	844	1,956	1,619
Borrowings	—	10	—	22

Total interest expense	987	854	1,956	1,641

Net interest income	1,832	1,797	3,727	3,504
Provision for loan losses	10	12	30	36

Net interest income after provision for loan losses	1,822	1,785	3,697	3,468

Noninterest income
Service charges on deposit accounts	64	71	132	129
Other service charges and fees	26	26	49	49
Net realized gains on sales of securities	—	6	3	9
Other operating income	92	77	222	162

Total noninterest income	182	180	406	349

Noninterest expense
Salaries and employee benefits	741	702	1,488	1,385
Occupancy and equipment	167	173	340	365
Foreclosed assets, net	(9)	—	(9)	—
Other operating expense	314	349	621	660

Total noninterest expense	1,213	1,224	2,440	2,410

Income before income taxes	791	741	1,663	1,407
Income tax expense	184	164	393	304

Net Income	$607	$577	$1,270	$1,103

Basic earnings per share	$0.40	$0.38	$0.83	$0.72
Diluted earnings per share	$0.40	$0.38	$0.83	$0.72
Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Six Months Ended June 30,	2006	2005
Cash flows from operating activities
Net income	$1,270	$1,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172	178
Net amortization (accretion) of bond premiums/discounts	11	(14)
Provision for loan losses	30	36
Net realized (gains) losses on investment securities	(3)	(9)
Net realized (gains) losses on sale of foreclosed assets	(9)	—
Deferred compensation and pension expense	129	102
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(21)	23
Increase (decrease) in accrued interest payable	3	25
Net change in other operating assets and liabilities	22	(383)

Net cash provided by operating activities	1,604	1,061

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	1,604	(1,274)
Net (increase) decrease in federal funds sold	(1,475)	2,450
Purchase of investment securities	(4,327)	(2,675)
Proceeds from sale of available for sale securities	—	750
Purchase of restricted equity securities	(8)	—
Proceeds from redemption of equity securities	—	57
Proceeds from maturity and redemption of investment securities	3,713	4,399
Net (increase) decrease in loans	5,182	(3,656)
Net purchases of bank premises and equipment	(93)	(79)
Proceeds from sale of foreclosed assets	215	—

Net cash (used) provided by investing activities	4,811	(28)

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	2,168	(2,635)
Net (decrease) in interest-bearing deposits	(7,948)	4,983
Net increase (decrease) in securities sold	(134)	(1,755)
Dividends paid	(415)	(384)

Net cash (used) provided by financing activities	(6,329)	209

Net (decrease) increase in cash and cash equivalents	86	1,242
Cash and cash equivalents at beginning of year	4,292	4,162

Cash and cash equivalents at end of year	$4,378	$5,404

Supplemental disclosures of cash flow information
Interest paid	$1,953	$1,616
Income taxes paid	$314	$468

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Six months ended June 30, (In thousands)	2006	2005
Balance, at January 1	$1,427	$1,631
Provision charged to expense	30	36
Recoveries of amounts previously charged off	23	55
Loans charged off	(13)	(37)

Balance, at June 30,	$1,467	$1,685

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

(In thousands)	2006	2005
Commitments to extend credit	$25,100	$15,479
Standby letters of credit	471	648

Total	$25,571	$16,127

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended June 30, (In thousands)	2006	2005
Service cost	$58,318	$44,275
Interest cost	49,051	43,907
Expected return on plan assets	(49,062)	(42,622)
Amortization of net obligation at transition	(1,007)	(1,007)
Amortization of prior service cost	1,495	1,495
Amortization of net (gain) or loss	5,636	4,834

Total net periodic benefit cost	$64,431	$50,882

Six months ended June 30, (In thousands)	2006	2005
Service cost	$116,636	$88,550
Interest cost	98,102	87,814
Expected return on plan assets	(98,124)	(85,244)
Amortization of net obligation at transition	(2,014)	(2,014)
Amortization of prior service cost	2,990	2,990
Amortization of net (gain) or loss	11,272	9,668

Total net periodic benefit cost	$128,862	$101,764

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $258 thousand to it pension plan in 2006. As of June 30, 2006, no contributions have been made.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At June 30, 2006, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. In late 2006 the bank plans to open its eighth branch in Pulaski County, Virginia serving the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of June 30, 2006 were $191.1 million, a decrease of $5.1 million from year-end 2005. Total loans declined 4.0% or $5.2 million during the first six months of this year to $124.8 million.

The investment securities portfolio reflected a net increase of $448 thousand. This increase was a result of the call of one $279 thousand Municipal Security, maturities of a $2.2 million and usual pay downs in the amount of $1.2 million in mortgage-backed securities offset by purchases of investment securities totaling approximately $4.3 million. Federal funds sold increased $1.5 million during the first six months of 2006.

As of June 30, 2006, total deposits were $162.1 million, down approximately $5.8 million compared to year-end 2005. Non-interest-bearing core deposits rose $2.2 million to $28.9 million as compared to $26.7 million at year-end 2005. Interest-bearing deposits declined 5.6% or $7.9 million to $133.2 million. Due to the soft loan demand in the current economic environment, the Company has strategically remained less competitive on rate sensitive deposits as reflected in the $6.2 million decline in large denomination deposits, those deposit accounts with balances greater than $100 thousand. Deposits greater than $100 thousand amounted to $40.8 million at June 30, 2006 as compared to $47.0 million at year-end 2005.

Stockholders’ equity was $27.8 million as of June 30, 2006 compared to $27.1 million as of December 31, 2005. Year-to-date net income of $1.3 million accounted for the major portion of the change in stockholders’ equity occurring over the first six months of the year. Other factors affecting the change in stockholders’ equity were the payment on June 30, 2006 of the Company’s regular semi-annual cash dividend totaling $415 thousand, and the decline in accumulated other comprehensive income of $105 thousand caused by a decline in the market value of the available for sale portion of the Company’s investment portfolio. Management believes this decline in market value is a temporary decline.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2006 was $607 thousand, up 5.2% compared to $577 thousand for the three months ended June 30, 2005. Diluted earnings per share increased 5.3% to $.40 for the three months ended June 30, 2006. Diluted earnings per share for the same period a year earlier was $.38.

Total interest income for the three months ended June 30, 2006 rose $168 thousand to $2.8 million compared to $2.7 million the same prior year quarter. Noninterest income remained level compared to the same prior year quarter at $182 thousand. Total interest expense increased $133 thousand to $987 thousand, reflecting the effect of certificate of deposit promotions during the quarter and interest rates paid thereon. Noninterest expense remained level at $1.2 million for the second quarter of 2006 as compared to the second quarter of 2005.

Net income for the six months ended June 30, 2006 was $1.3 million, up 15.1% compared to $1.1 million for the six months ended June 30, 2005. Diluted earnings per share increased 15.3% to $.83 for the six months ended June 30, 2006. Diluted earnings per share for the same period a year earlier was $.72.

Interest income for the six months ended June 30, 2006 was $5.7 million, up 10.5% from the $5.1 million reported a year earlier. This increase reflects the slight increase in overall portfolio yield when compared to the same period a year earlier. Total interest expense rose $315 thousand compared to the six-month period ended June 30, 2005. Net interest income after the provision for loan losses for the six months ended June 30, 2006 improved $229 thousand to $3.7 million.

Total noninterest income for the six months ended June 30, 2006 showed a slight increase of $57 thousand due primarily to an increase in other operating income. Total noninterest expense for the comparable six-month periods ended June 30 remained level at $2.4 million.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first half of 2006, the provision for loan losses was $30 thousand as compared to $36 thousand provision for the same period in 2005. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2006 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.5 million at June 30, 2006. The allowance for loan losses to period end loans was 1.18% at June 30, 2006 compared to 1.10% and 1.31% at December 31, 2005 and June 30, 2005, respectively. The Company had net recoveries on loans in the amount of $10 thousand during the first half of 2006. This compares with net recoveries for the six months ended June 30, 2005 of $18 thousand.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $3.6 million as of June 30, 2006 compared to $467 thousand as of December 31, 2005. Management does not expect to incur any material losses related to nonperforming assets.

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

The Company’s Tier I capital position was $28.0 million at June 30, 2006, or 20.78% of risk-weighted assets. Total risk-based capital was $29.4 million or 21.87% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at June 30, 2006.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2006, the Company’s leverage capital ratio was 14.43%.

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

The plaintiff also moved the Administrative Law Judge for expedited clarification of his earlier order. Relief was denied on the grounds of lack of jurisdiction. Then, on February 8, 2006, the plaintiff made a motion to the Administrative Review board for expedited declaration of preliminary order of reinstatement. The Administrative Review Board determined, contrary to the United States District Court, that the Administrative Law Judge had entered a preliminary order of reinstatement but permitted the Company to move to stay the preliminary order. The Company made that motion to stay preliminary reinstatement on April 17, 2006, and the motion for a stay was denied June 9, 2006.

Welch then filed a new action in the United States District Court on July 6, 2006, seeking once again to enforce the purported preliminary order of reinstatement. The same day, the United States moved to intervene as a party plaintiff. Cardinal believes it has substantial grounds for moving to dismiss the new proceeding and to prevent interim reinstatement of Welch while the appeal continues unresolved.

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

On April 26, 2006, the issuer held its 2006 Annual Meeting of Shareholders. At the meeting, the following seven persons were elected to the Board of Directors of the issuer until the 2007 Annual Meeting. The results of the vote were as follows:

	For	Withheld
Dr. Joseph Howard Conduff, Jr.	1,023,011	111,427
William Gardner, Jr.	1,023,011	111,427
Kevin D. Mitchell	1,023,011	111,427
Ronald Leon Moore	1,019,609	114,829
Dr. A. Carole Pratt	1,021,508	112,930
Dorsey H. Thompson	1,022,987	111,451
G. Harris Warner, Jr.	1,019,245	115,193

5	Other information - None

6	Exhibits

31.1	– Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)

31.2	– Certification of Principal Financial Officer Pursuant To Rule 13a-14(a)

32.1	– Certification of Chief Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350

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

Date: August 3, 2006