Form 10-Q
period 2006-09-30
CARDINAL BANKSHARES CORP
filed 2006-11-13
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of November 9, 2006 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

September 30, 2006

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(In thousands, except share data)	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$3,896	$4,292
Interest-bearing deposits	9,655	9,042
Federal funds sold	7,775	5,125
Investment securities available for sale, at fair value	19,047	19,308
Investment securities held to maturity (fair value September 30, 2006 - $17,418; December 31, 2005 - $17,743)	17,238	17,470
Restricted equity securities	554	546

Total loans	123,242	129,981
Allowance for loan losses	(1,592)	(1,427)

Net loans	121,650	128,554

Bank premises and equipment, net	3,880	3,997
Accrued interest receivable	936	998
Foreclosed properties	212	418
Bank owned life insurance	4,749	4,631
Other assets	1,839	1,854

Total assets	$191,431	$196,235

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$27,044	$26,747
Interest-bearing deposits	134,477	141,101

Total deposits	161,521	167,848

Securities sold under agreements to repurchase	—	134
Accrued interest payable	172	134
Other liabilities	1,217	1,061

Total liabilities	162,910	169,177

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	10,298	8,833
Accumulated other comprehensive income, net	(59)	(57)

Total stockholders’ equity	28,521	27,058

Total liabilities and stockholders’ equity	$191,431	$196,235

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2006	2005	2006	2005
Interest income
Loans and fees on loans	$2,493	$2,211	$7,076	$6,378
Federal funds sold and securities purchased under agreements to resell	68	52	142	110
Investment securities:
Taxable	203	178	602	596
Exempt from federal income tax	210	227	641	695
Deposits with banks	111	55	307	89

Total interest income	3,085	2,723	8,768	7,868

Interest expense
Deposits	1,047	925	3,003	2,544
Borrowings	—	3	—	25

Total interest expense	1,047	928	3,003	2,569

Net interest income	2,038	1,795	5,765	5,299
Provision for loan losses	135	12	165	48

Net interest income after provision for loan losses	1,903	1,783	5,600	5,251

Noninterest income
Service charges on deposit accounts	73	68	205	197
Other service charges and fees	24	27	73	76
Net realized gains on sales of securities	—	—	3	9
Other operating income	90	82	312	244

Total noninterest income	187	177	593	526

Noninterest expense
Salaries and employee benefits	733	781	2,221	2,166
Occupancy and equipment	165	170	505	535
Foreclosed assets, net	—	(17)	(9)	(17)
Other operating expense	396	398	1,017	1,058

Total noninterest expense	1,294	1,332	3,734	3,742

Income before income taxes	796	628	2,459	2,035
Income tax expense	186	126	579	430

Net Income	$610	$502	$1,880	$1,605

Basic earnings per share	$0.40	$0.33	$1.23	$1.05
Diluted earnings per share	$0.40	$0.33	$1.23	$1.05
Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Nine Months Ended September 30,	2006	2005
Cash flows from operating activities
Net income	$1,880	$1,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257	261
Net amortization (accretion) of bond premiums/discounts	20	(1)
Provision for loan losses	165	48
Net realized (gains) losses on investment securities	(3)	(9)
Net realized (gains) losses on sale of foreclosed assets	(9)	—
Deferred compensation and pension expense	129	153
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	62	(16)
Increase (decrease) in accrued interest payable	38	21
Net change in other operating assets and liabilities	(76)	(314)

Net cash provided by operating activities	2,463	1,748

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(613)	(5,008)
Net (increase) decrease in federal funds sold	(2,650)	5,450
Purchase of investment securities	(6,036)	(3,127)
Proceeds from sale of available for sale securities	—	750
Purchase of restricted equity securities	(8)	—
Proceeds from redemption of equity securities	—	57
Proceeds from maturity and redemption of investment securities	6,510	7,935
Net (increase) decrease in loans	6,739	(8,580)
Net purchases of bank premises and equipment	(140)	(100)
Proceeds from sale of foreclosed assets	215	—

Net cash (used) provided by investing activities	4,017	(2,623)

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	297	6
Net (decrease) in interest-bearing deposits	(6,624)	3,548
Net increase (decrease) in securities sold	(134)	(2,372)
Dividends paid	(415)	(384)

Net cash (used) provided by financing activities	(6,876)	798

Net (decrease) increase in cash and cash equivalents	(396)	(77)
Cash and cash equivalents at beginning of year	4,292	4,162

Cash and cash equivalents at end of year	$3,896	$4,085

Supplemental disclosures of cash flow information
Interest paid	$2,965	$2,548
Income taxes paid	$556	$471

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$418

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Nine months ended September 30, (In thousands)	2006	2005
Balance, at January 1	$1,427	$1,631
Provision charged to expense	165	48
Recoveries of amounts previously charged off	26	87
Loans charged off	(26)	(329)

Balance, at September 30,	$1,592	$1,437

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

(In thousands)	2006	2005
Commitments to extend credit	$22,537	$20,576
Standby letters of credit	471	648

Total	$23,008	$21,224

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended September 30, (In thousands)	2006	2005
Service cost	$58,318	$44,275
Interest cost	49,051	43,907
Expected return on plan assets	(49,062)	(42,622)
Amortization of net obligation at transition	(1,007)	(1,007)
Amortization of prior service cost	1,495	1,495
Amortization of net (gain) or loss	5,636	4,834

Total net periodic benefit cost	$64,431	$50,882

Nine months ended September 30, (In thousands)	2006	2005
Service cost	$174,954	$132,825
Interest cost	147,153	131,721
Expected return on plan assets	(147,186)	(127,866)
Amortization of net obligation at transition	(3,021)	(3,021)
Amortization of prior service cost	4,485	4,485
Amortization of net (gain) or loss	16,908	14,502

Total net periodic benefit cost	$193,293	$152,646

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $258 thousand to it pension plan in 2006. As of September 30, 2006, no contributions have been made.

Note 5. Recent Changes in Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). For fiscal years ending after December 15, 2006, FAS 158 requires an employer to recognize the funded status of a benefit plan on its balance sheet and to recognize the gains or losses and prior service costs, not already recognized, as a component of other comprehensive income, net of taxes. FAS 158 also requires that the defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At September 30, 2006, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. In early 2007 the bank plans to open its eighth branch in Pulaski County, Virginia serving the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of September 30, 2006 were $191.4 million, a decrease of $4.8 million from year-end 2005. Total loans declined 5.2% or $6.7 million during the first nine months of this year to $123.2 million. This decline is attributed to the slowing of the economy in several sectors and due to payoffs of loans due to refinancing for competitive rates. The bank is putting forth more effort to secure new loans and is considering economic factors for market strategies to attract and retain loan customers. Management is also anticipating loan growth in 2007 with the addition of the branch in Pulaski County.

The investment securities portfolio reflected a net decrease of $493.0 thousand. This decrease was a result of the call of municipal securities of $339 thousand, maturities of $4.3 million and usual pay downs in the amount of $1.9 million in mortgage-backed securities offset by purchases of investment securities totaling approximately $5.5 million. Federal funds sold increased $2.7 million during the first nine months of 2006.

As of September 30, 2006, total deposits were $161.5 million, down approximately $6.3 million compared to year-end 2005. Non-interest-bearing core deposits rose $297 thousand to $27.0 million as compared to $26.7 million at year-end 2005. Interest-bearing deposits declined 4.7% or $6.6 million to $134.4 million. Due to the soft loan demand in the current economic environment, the Company has strategically remained less competitive on rate sensitive deposits as reflected in the $7.4 million decline in large denomination deposits, those deposit accounts with balances greater than $100 thousand. Deposits greater than $100 thousand amounted to $39.6 million at September 30, 2006 as compared to $47.0 million at year-end 2005.

Stockholders’ equity was $28.5 million as of September 30, 2006 compared to $27.1 million as of December 31, 2005. Year-to-date net income of $1.9 million accounted for the major portion of the change in stockholders’ equity occurring over the first nine months of the year. Other factors affecting the change in stockholders’ equity were the payment on June 30, 2006 of the Company’s regular semi-annual cash dividend totaling $415 thousand, and the decline in accumulated other comprehensive income of $2 thousand caused by a decline in the market value of the available for sale portion of the Company’s investment portfolio. Management believes this decline in market value is a temporary decline.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2006 was $610 thousand, up 21.5% compared to $502 thousand for the three months ended September 30, 2005. Diluted earnings per share increased 21.2% to $.40 for the three months ended September 30, 2006. Diluted earnings per share for the same period a year earlier was $.33.

Total interest income for the three months ended September 30, 2006 rose $362 thousand to $3.1 million compared to $2.7 million the same prior year quarter. Noninterest income remained level compared to the same prior year quarter at $187 thousand. Total interest expense increased $119 thousand to $1.0 million, reflecting the effect of certificate of deposit promotions during the quarter and interest rates paid thereon. Noninterest expense remained level at $1.3 million for the third quarter of 2006 as compared to the third quarter of 2005.

The bank’s interest income continues to rise even with the loss of loans. As loans payoff, prepaid fees are taken into revenue, thus adding to the increase in loan interest income. As securities are called and mature, the bank is able to reinvest those funds in higher yielding investments.

Net income for the nine months ended September 30, 2006 was $1.9 million, up 17.1% compared to $1.6 million for the nine months ended September 30, 2005. Diluted earnings per share increased 17.1% to $1.23 for the nine months ended September 30, 2006. Diluted earnings per share for the same period a year earlier was $1.05.

Interest income for the nine months ended September 30, 2006 was $8.8 million, up 11.4% from the $7.9 million reported a year earlier. This increase reflects the slight increase in overall portfolio yield when compared to the same period a year earlier. Total interest expense rose $434 thousand compared to the nine-month period ended September 30, 2005. Net interest income after the provision for loan losses for the nine months ended September 30, 2006 improved $349 thousand to $5.6 million.

Total noninterest income for the nine months ended September 30, 2006 showed a slight increase of $67 thousand due primarily to an increase in other operating income. Total noninterest expense for the comparable nine-month periods ended September 30 remained level at $3.7 million.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first nine months of 2006, the provision for loan losses was $165 thousand as compared to $48 thousand provision for the same period in 2005. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2006 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.6 million at September 30, 2006. The allowance for loan losses to period end loans was 1.29% at September 30, 2006 compared to 1.10% and 1.08% at December 31, 2005 and September 30, 2005, respectively. The Company had recoveries on loans in the amount of $26 thousand and charge offs of loans in the amount of $26 thousand during the first nine months of 2006. This compares with net charge offs for the nine months ended September 30, 2005 of $242 thousand. The net charge offs in 2005 was primarily related to the charge off of a participated note, offset by recoveries of previously charged off amounts.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $872 thousand as of September 30, 2006 compared to $467 thousand as of December 31, 2005. Management does not expect to incur any material losses related to nonperforming assets.

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

The Company’s Tier I capital position was $28.6 million at September 30, 2006, or 21.00% of risk-weighted assets. Total risk-based capital was $30.2 million or 22.17% of risk-weighted assets.

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at September 30, 2006.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2006, the Company’s leverage capital ratio was 14.76%.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 200 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 200 basis points over the next twelve months would result in an increase in net interest income of $874 thousand, or 11.71%, while a similar decrease in rates would result in a decrease in net interest income of $755 thousand, or 10.12%. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earning impact likely will differ from projected.

Additional qualitative information about interest rate risk is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have not been any material changes since December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our chief executive officer and principal financial officer supervised this evaluation and have concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures and (ii) we have not taken any corrective actions with regard to our disclosure controls and procedures to correct any significant deficiencies and weaknesses.

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

Because of the uncertainty regarding the procedural handling of this case within the DOL, to preserve its ultimate ability to appeal to the Federal Courts, in June 2004, the Company filed with the United States Court of Appeals for the Fourth Circuit a Petition for Review of the decisions of the United States Department of Labor. The appeal was determined to be premature. The parties submitted evidence to the Administrative Law Judge of damages without a further hearing in December 2004 and January 2005. The Administrative Law Judge rendered a Supplemental Recommended Decision and Order in February 2005, which awarded damages to the plaintiff of $65 thousand, plus attorney’s fees of $108 thousand, and ordered the plaintiff’s reinstatement. The Company filed a petition for review to the Administrative Review Board of the Department of Labor. The case was accepted for review by the Administrative Review Board in March 2005. The Company’s management believes it has substantial grounds for a successful appeal of the decision in the plaintiff’s favor and will pursue appeals vigorously. Both sides have submitted briefs to the Administrative Review Board and are awaiting the Administrative Review Board’s decision. The Company’s position in the case has been supported by the American Bankers Association, the Virginia Bankers Association, the Virginia Association of Community Banks, and the American Association of Bank Directors who have filed so-called “Friends of the Court” briefs with the Administrative Review Board urging the dismissal of Mr. Welch’s complaint.

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

Welch then filed a new action in the United States District Court on July 6, 2006, seeking once again to enforce the purported preliminary order of reinstatement. In this proceeding the Department of Labor intervened to support the enforcement of the purported preliminary order sought by Welch. The individual directors of the Company took the unusual step of retaining their own counsel and intervening as individual parties defendant in the proceeding to emphasize their opposition to Welch’s reinstatement. The American Association of Bank Directors also intervened as a “Friend of the Court” urging that Welch not be reinstated. A hearing was held on September 25, 2006 by the United States District Court on Welch’s case and on October 5, 2006 the District Court dismissed Welch’s petition to enforce the Department of Labor’s purported preliminary order of reinstatement.

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

2	Unregistered sales of equity securities and use of proceeds - None

3	Defaults upon senior securities - None

4	Submission of matters to a vote of security holders – None

5	Other information - None

6	Exhibits

31.1 –	Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)

31.2 –	Certification of Principal Financial Officer Pursuant To Rule 13a-14(a)

32.1 –	Certification of Chief Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/Ronald Leon Moore
Ronald Leon Moore
Chairman of the Board, President and Chief Executive Officer

/s/Stephanie K. Sigman
Stephanie K. Sigman
Senior Vice President, Controller and Principal Financial Officer

Date: November 10, 2006