Form 10-K
period 2006-12-31
CARDINAL BANKSHARES CORP
filed 2007-03-27
CIK 1022759

U.S. Securities And Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25,099,250 as of February 27, 2007.

1,535,733 shares of the Issuer’s common stock were issued and outstanding as of February 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2006 is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part III, Item 15. The issuer’s Proxy Statement dated March 27, 2007 is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

(2) COMPETITIVE CONDITIONS

The bank business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 2006, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The competing institution is not locally owned.

Floyd County generates approximately 63% of the Bank’s total deposits. In the other parts of the Bank’s trade area (the Virginia counties of Roanoke, Montgomery, and Carroll and the Cities of Roanoke and Salem, Virginia), there are a number of locally owned community banks, statewide banking organizations, and affiliate banks of southeast regional bank holding companies in operation.

(3) CUSTOMERS

Deposits are derived from a broad base of customers in its trade area. No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Bank.

The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are also depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2.7 million. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $33.1 million at December 31, 2006 and approximately $38.8 million at December 31, 2005.

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

(7) EMPLOYEES

The Bank had 29 officers, 35 full-time employees and 8 part-time employees as of December 31, 2006.

(8) SUPERVISION AND REGULATION

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. As a result of the substantial regulatory burdens on banking, financial institutions, including the Company, are disadvantaged relative to other competitors who are not as highly regulated, and our costs of doing business are much higher. Some of the provisions of certain statutes, rules and regulations that affect our business include but are not limited to the Federal Bank Holding Company Act of 1956, The Virginia Banking Act, Gramm-Leach-Bliley Act, Sarbanes-Oxley Act of 2002, and the Community Reinvestment Act. The Bank is also subject to other federal laws regulating loan and deposit operations. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company and/or the Bank. Discussion related to other regulatory matters is in Note 14 in the Company’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

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

The present headquarters of the Company consists of a three-story brick building, with approximately 21,200 square feet of floor space located at 101 Jacksonville Circle, Floyd, Virginia. The Bank also owns its branch offices in Hillsville, Christiansburg and Roanoke, Virginia, which have drive-up facilities. The Bank’s Willis, Virginia and Salem, Virginia offices operate from a leased facility. Additional information about the Company’s properties and leases appears in Exhibit 99 attached to Form 10-K and in Note 6 in the Company’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

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

Meanwhile plaintiff made several unsuccessful attempts to force his reinstatement on the Company. He moved the Administrative Law Judge for sanctions against the Company for failure to reinstate him. The motion was denied on August 9, 2005. On August 30, 2005, plaintiff filed a complaint in the United States District Court for the Western District of Virginia seeking to enforce what he claimed was a preliminary order of reinstatement issued by the Administrative Law Judge. The Court granted the Company’s motion to dismiss January 14, 2006, on the grounds that there is no preliminary order of reinstatement to enforce. Plaintiff then filed two motions simultaneously, one to the Administrative Law Judge seeking “expedited clarification” of the purported order of reinstatement and another to the U.S. District Court to alter or amend its dismissal of his petition. Both of plaintiff’s motions were denied, on January 24 and January 26, respectively.

Then, on February 8, 2006, the plaintiff made a motion to the Administrative Review Board for “expedited declaration” of preliminary order of reinstatement. This motion was granted by the ARB on March 31, 2006, essentially concluding that notwithstanding the District Court’s decision the Administrative Law Judge had issued a preliminary reinstatement order. On April 17, 2006, the Company filed a motion with the Department of Labor Administrative Review Board seeking a stay of the preliminary order of reinstatement. This motion was denied on June 9, 2006, leaving the preliminary order of reinstatement in effect.

On July 6, 2006, plaintiff filed another Petition to enforce the Department of Labor’s preliminary order of reinstatement with the United States District Court in Roanoke, Virginia. The Company moved to dismiss the petition on the basis that the Sarbanes-Oxley statute does not give the District Court jurisdiction to enforce a Department of Labor Preliminary Order of reinstatement. The Department of Labor intervened to support the plaintiff’s petition. Each of the Company’s directors intervened as individuals to oppose reinstatement. The American Association of Bank Directors similarly intervened in support of the Company and the Company’s Directors and to oppose enforcement of the Order of Reinstatement.

On October 5, 2006, the District Court granted Cardinal’s motion to dismiss, concluding that the Court did not have jurisdiction to enforce a Department of Labor Preliminary Order of Reinstatement.

On December 4, 2006, the plaintiff and the United States Department of Labor appealed the District Court’s dismissal to the United States Court of Appeals for the Fourth Circuit. The appeal is pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A)	The Company’s stock is traded on the OTC Bulletin Board under the symbol CDBK. The following table shows the trading ranges of the Common Stock for the previous five years. High and low (bid quotations/sales prices), known to the management of the Company, for each quarter in the last three fiscal years appears in the Company’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

Year	High	Low
2006	$21.50	$19.10
2005	$23.50	$20.00
2004	$25.00	$19.90
2003	$24.25	$17.60
2002	$23.47	$14.80

(B)	The approximate number of holders of the Bank’s 1,535,733 Common Stock Securities as of December 31, 2006, is 746.

(C)	Dividends paid for 2006 were $0.58 and 2005 were $0.53 per share owned. The Company’s ability to declare and pay dividends in the future is dependent upon its consolidated net income, fiscal and general business condition. Subject to these considerations, as well as, laws and regulations governing the payment of dividends, the Company may declare dividends at the discretion of the Board of Directors only. The Company currently expects that dividends will continue to be paid in the foreseeable future.

(D)	Stock Performance - The Company’s stock is traded on the OTC Bulletin Board under the symbol CDBK. The following graph compares the cumulative total return to the shareholders of the Company, based on transactions known to the Company for the last five fiscal years with the total return on the S&P 500 Index, an index of banks with assets less than $500 million, and the SNL <$500M Bank Index, assuming an investment of $100 in the Company’s common stock on December 31, 2001 and the reinvestment of dividends.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Cardinal Bankshares Corporation (CDBK)	100.00	150.24	135.82	142.85	145.88	141.29

S&P 500	100.00	76.83	96.85	105.56	108.73	123.54

Banks < $500MM	100.00	128.07	186.94	215.79	228.47	240.02

SNL Bank Index (Bank)	100.00	91.69	123.69	138.61	140.50	164.35

ITEM 6.	SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K appears in the Company’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by Item 7 of Form 10-K appears in the Company’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K appears in the Company’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K appears in the Company’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

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

No change in our internal control over financial reporting occurred during our fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K appears in the Company’s Proxy Statement for the 2007 Annual Meeting and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s Proxy Statement for the 2007 Annual Meeting and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s Proxy Statement for the 2007 Annual Meeting and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K appears in the Company’s Proxy Statement for the 2007 Annual Meeting and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s Proxy Statement for the 2007 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

2. Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3. Exhibits:

13.1	2006 Annual Report to Stockholders

14	Code of Ethics for Senior Officers pursuant to Rule 406(c)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

99	Shareholder Cover Materials

(b)	REPORTS ON FORM 8-K filed during the fourth quarter of 2006:

On November 20, 2006, the Company filed a report on Form 8-K to announce results of operations for the quarter ended September 30, 2006.

On November 21, 2006 the Company filed a report on Form 8-K to announce the extension of the Company’s President and CEO’s Employment Agreement to February 21, 2010. The Company also announced that the Audit Committee of the Board of Directors was notified by the Company’s independent accountants, Larrowe & Company, PLLC (“Larrowe”), that it had merged with the firm of Elliott Davis, LLC, effective November 17, 2006, and that it would no longer operate or provide audit services as a separate entity. The Company’s Audit Committee approved the engagement of Elliott Davis, LLC, the successor firm in the merger, to serve as the Company’s independent accountants for the fiscal year ended December 31, 2006.

FINANCIAL STATEMENT SCHEDULES

See Item 15(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore	/s/ Stephanie K. Sigman
Ronald Leon Moore	Stephanie K. Sigman
Chairman, President &	Senior Vice President, Controller &
Chief Executive Officer	Principal Financial Officer
Date: March 27, 2007	Date: March 27, 2007

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Leon Moore	Director, Chairman, President &	March 27, 2007
Ronald Leon Moore	Chief Executive Officer

/s/ Joseph Howard Conduff, Jr.	Director & Chairman of Audit Committee	March 27, 2007
Joseph Howard Conduff, Jr.

/s/ W. R. Gardner, Jr.	Director	March 27, 2007
W. R. Gardner, Jr.

/s/ Kevin D. Mitchell	Director	March 27, 2007
Kevin D. Mitchell

/s/ A. Carole Pratt	Director	March 27, 2007
A. Carole Pratt

/s/ Dorsey H. Thompson	Director	March 27, 2007
Dorsey H. Thompson

/s/ G. Harris Warner, Jr.	Director	March 27, 2007
G. Harris Warner, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description
13.1	2006 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)

14	Code of Ethics for Senior Officers pursuant to Rule 406(c)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

99	Shareholder Cover Materials

Cardinal Bankshares Corporation and Subsidiaries

2006 Annual Report

Market for the Company’s Common Stock, Related Stockholder Matters, Stock Prices and Dividends

The Company’s common stock is traded on the OTC Bulletin Board under the symbol CDBK. Some Internet sites providing stock quotations may require the use of CDBK.OB to access information about Cardinal’s stock. As of December 31, 2006, the Company had issued and outstanding 1,535,733 shares of common stock which were held by approximately 746 stockholders of record.

Set forth below are the high and low (bid quotations/sales prices), known to the management of the Company, for each quarter in the last three fiscal years.

	2006		2005		2004
	High	Low	High	Low	High	Low
First Quarter	$21.50	$21.00	$21.75	$20.00	$25.00	$20.50
Second Quarter	21.50	20.75	22.00	21.00	21.50	19.95
Third Quarter	21.00	20.00	23.50	21.27	21.00	19.90
Fourth Quarter	21.00	19.10	21.90	21.00	22.00	20.00

Cash dividends paid in 2006, 2005 and 2004, were $891 thousand, $814 thousand, and $768 thousand, respectively.

Cardinal Bankshares Corporation and Subsidiaries

Selected Historical Financial Information

In thousands, except share, per share and shares outstanding data

	2006	2005	2004	2003	2002
Summary of Operations

Interest income	$11,913	$10,684	$9,920	$9,874	$11,405
Interest expense	4,317	3,526	3,156	3,809	4,965

Net interest income	7,596	7,158	6,764	6,065	6,440
Provision for loan losses	208	48	55	30	375
Noninterest income	924	759	769	874	806
Noninterest expense	5,038	5,070	4,609	4,322	3,756
Income taxes	763	596	627	562	729

Net income	$2,511	$2,203	$2,242	$2,025	$2,386

Per Share Data

Basic earnings per share	$1.63	$1.44	$1.46	$1.32	$1.55
Diluted earnings per share	1.63	1.44	1.46	1.32	1.55
Cash dividends declared	0.58	0.53	0.50	0.47	0.45
Book value	18.49	17.62	16.83	15.92	15.12

Year-end Balance Sheet Summary

Assets	$207,849	$196,235	$190,591	$186,412	$189,378
Loans, net	121,334	128,554	123,042	119,033	113,324
Securities	41,456	37,324	41,546	40,929	45,854
Earning assets	193,811	180,926	176,393	174,502	176,798
Deposits	177,272	167,848	161,255	159,215	165,392
Stockholders’ equity	28,390	27,058	25,850	24,454	23,219
Shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733	1,535,733

Average Daily Balance

Assets	$193,688	$191,346	$185,999	$188,831	$184,556
Loans, net	123,775	128,096	119,878	116,054	107,380
Securities	37,672	38,299	41,665	43,054	45,977
Earning assets	179,695	177,439	173,930	178,553	175,466
Deposits	164,033	162,126	156,915	162,857	161,282
Stockholders’ equity	28,139	26,662	25,365	24,051	22,451
Weighted average shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733	1,535,733

Selected Ratios

Return on average assets	1.30%	1.15%	1.21%	1.07%	1.29%
Return on average equity	8.92%	8.26%	8.84%	8.42%	10.63%
Dividends declared as percent of net income	35.58%	36.81%	34.25%	35.61%	29.03%
Net interest margin (tax-equivalent basis)	4.41%	4.22%	4.08%	3.57%	3.85%
Allowance for loan losses as a percentage of total loans	1.33%	1.10%	1.31%	1.41%	1.54%
Average equity to average assets	14.53%	13.93%	13.64%	12.74%	12.16%
Risk-based capital	21.71%	20.42%	20.74%	20.37%	19.80%

Cardinal Bankshares Corporation

Post Office Box 215

Floyd, Virginia 24091

To Our Shareholders and Our Banking Communities

We are again pleased to present Cardinal Bankshares Corporation’s Annual Report. Two thousand and six was another good year for the Company. We were on target in most of our goals. Total assets, deposits, net profit, and shareholder dividend increased. The one area in which we did not perform as expected was loan growth.

Total assets for the first time in Company history ended above $200 million, climbing to $207,849,000, a 5.92% increase. Deposits increased by $9.4 million, ending the year at $177,272,000, a 5.61% increase. Our net loans decreased by 5.62%, ending the year at $121,334,000, a decrease of $7.2 million.

Cardinal ended the year with net income of $2,511,000, an increase of $308,000 over 2005. Basic net earnings amounted to $1.63 per share for 2006. We also increased the provision for loan losses to $208,000. This amount was justified in an economy that appears uncertain at this time.

The cash dividend paid to shareholders in 2006 increased by 9.43% over the dividend paid in 2005. Cardinal paid a record 58¢ per share for 2006, making it a record 15th consecutive year of increased dividends.

Our technology center made several upgrades to hardware and software during the year. In September we began electronic presentment and receipt of all checks to the Federal Reserve System. This change was very timely as the Federal Reserve recently announced that they would stop most transportation of paper checks by 2010.

Our Risk Management Committee met numerous times in 2006. Their responsibility, to assess potential risk to our company, led to a strengthening of some controls in the organization. That committee will be an ongoing committee and will work to bolster the safety and soundness of our organization.

I would like to thank your Board of Directors for their work and dedication during a time when many others are beginning to question the risk-reward of a position with a financial institution. It is becoming evident that fewer individuals are willing to be placed in a position of personal liability by serving a financial institution when our Congress and regulators continue to enact laws and regulations without regard to size, cost or benefit.

I also want to recognize our staff for their effort and dedication that resulted in another record year for the Company.

In closing, I would be remiss if I did not remember Dennis McDaniel, Vice President and Manager of the Salem office. We lost Dennis on January 22, 2007 after a brief illness. Dennis served our company and his customers to the very end. I was privileged to visit with Dennis one day prior to his death. Even then his customers were very much in his heart and on his mind. Dennis touched the lives of his friends, his customers and the many young men that he coached in Salem athletics. He is missed by all of us at Cardinal.

Thank each of your for your continued support. We look forward to 2007 with plans to grow Cardinal Bankshares as a local independent community bank. We ask for your assistance and patronage in accomplishing this endeavor.

Sincerely,

/s/ Leon Moore
Leon Moore
Chairman, President & Chief Executive Officer

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cardinal Bankshares Corporation

Floyd, Virginia

We have audited the consolidated balance sheets of Cardinal Bankshares Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Bankshares Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9, to the consolidated financial statements, the Company adopted SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans during the year.

Galax, Virginia

March 20, 2007

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2006	2005
Assets
Cash and due from banks	$3,416	$4,292
Interest-bearing deposits in banks	21,135	9,042
Federal funds sold	8,800	5,125
Investment securities available for sale, at fair value	23,654	19,308
Investment securities held to maturity (fair value approximates $17,443 and $17,743 at December 31, 2006 and 2005, respectively)	17,248	17,470
Restricted equity securities	554	546

Total loans	122,974	129,981
Allowance for loan losses	(1,640)	(1,427)

Net loans	121,334	128,554

Bank premises and equipment, net	4,071	3,997
Accrued interest receivable	974	998
Foreclosed properties	212	418
Bank owned life insurance	4,789	4,631
Other assets	1,662	1,854

Total assets	$207,849	$196,235

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$28,279	$26,747
Interest-bearing deposits	148,993	141,101

Total deposits	177,272	167,848

Securities sold under agreements to repurchase	—	134
Accrued interest payable	221	134
Other liabilities	1,966	1,061

Total liabilities	179,459	169,177

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity
Common stock, $10 par value; 5,000,000 shares authorized; 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	10,453	8,833
Accumulated other comprehensive income (loss)	(345)	(57)

Total stockholders’ equity	28,390	27,058

Total liabilities and stockholders’ equity	$207,849	$196,235

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

Years ended December 31, (In thousands, except share and per share data)	2006	2005	2004
Interest income
Loans and fees on loans	$9,395	$8,698	$7,971
Federal funds sold and securities purchased under agreements to resell	249	142	97
Investment securities:
Taxable	835	759	902
Exempt from federal income tax	852	918	924
Deposits with banks	582	167	26

Total interest income	11,913	10,684	9,920

Interest expense
Deposits	4,317	3,500	3,101
Borrowings	—	26	55

Total interest expense	4,317	3,526	3,156

Net interest income	7,596	7,158	6,764

Provision for loan losses	208	48	55

Net interest income after provision for loan losses	7,388	7,110	6,709

Noninterest income
Service charges on deposit accounts	281	262	267
Other service charges and fees	100	100	87
Net realized gains on sales of securities	3	9	4
Income on bank owned life insurance	158	148	156
Other income	382	240	255

Total noninterest income	924	759	769

Noninterest expense
Salaries and employee benefits	2,984	2,991	2,719
Occupancy and equipment	681	710	618
Legal and professional	400	446	432
Bank franchise tax	132	139	112
EDP Services	187	—	—
Foreclosed assets, net	(7)	(13)	12
Other operating expense	661	797	716

Total noninterest expense	5,038	5,070	4,609

Income before income taxes	3,274	2,799	2,869

Income tax expense	763	596	627

Net income	$2,511	$2,203	$2,242

Basic earnings per share	$1.63	$1.44	$1.46

Diluted earnings per share	$1.63	$1.44	$1.46

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	$15,357	$2,925	$5,970	$202	$24,454

Comprehensive income
Net income	—	—	2,242	—	2,242
Net unrealized securities gains arising during the period, net of taxes of $(39)	—	—	—	(75)	(75)
Realized securities gains, net of taxes of $(1)	—	—	—	(3)	(3)

Total comprehensive income					2,164

Cash dividends declared ($0.50 per share)	—	—	(768)	—	(768)

Balance, December 31, 2004	15,357	2,925	7,444	124	25,850

Comprehensive income
Net income	—	—	2,203	—	2,203
Net unrealized securities gains arising during the period, net of taxes of $(90)	—	—	—	(175)	(175)
Realized securities gains, net of taxes of $(3)	—	—	—	(6)	(6)

Total comprehensive income					2,022

Cash dividends declared ($0.53 per share)	—	—	(814)	—	(814)

Balance, December 31, 2005	15,357	2,925	8,833	(57)	27,058

Comprehensive income
Net income	—	—	2,511	—	2,511
Net unrealized securities losses arising during the period, net of taxes of $15	—	—	—	28	28
Realized securities gains, net of taxes of $(1)	—	—	—	(2)	(2)

Total comprehensive income					2,537

Cash dividends declared ($0.58 per share)	—	—	(891)	—	(891)
Adjustment to initially apply SFAS No. 158, net of taxes of $162	—	—		(314)	(314)

Balance, December 31, 2006	$15,357	$2,925	$10,453	$(345)	$28,390

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, (In thousands)	2006	2005	2004
Cash flows from operating activities
Net income	$2,511	$2,203	$2,242
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	340	345	298
Accretion of discount on securities, net of amortization of premiums	23	10	(7)
Provision for loan losses	208	48	55
Deferred income taxes	155	(49)	46
Net realized (gains) losses on securities	(3)	(9)	(4)
Net realized (gain) on sale of foreclosed assets	(21)	(17)	(3)
Deferred compensation and pension expense	248	(128)	100
Changes in assets and liabilities:
Accrued income	24	(65)	(50)
Other assets	(448)	(407)	(46)
Accrued interest payable	87	24	(13)
Other liabilities	657	264	(10)

Net cash provided by operating activities	3,781	2,219	2,608

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(12,093)	(5,440)	714
Net (increase) decrease in federal funds sold	(3,675)	2,050	1,950
Purchases of investment securities	(12,500)	(6,786)	(12,552)
Sales of available for sale securities	—	750	504
Maturities of investment securities	8,395	9,925	11,329
Redemption (purchase) of restricted equity securities	(8)	57	(5)
Net (increase) decrease in loans	7,012	(5,976)	(4,064)
Net purchases of property and equipment	(414)	(137)	(2,066)
Proceeds from sale of foreclosed assets	227	48	386

Net cash used by investing activities	(13,056)	(5,509)	(3,804)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	1,532	(464)	4,252
Net increase (decrease) in interest-bearing deposits	7,892	7,057	(2,212)
Net increase (decrease) in other borrowings	(134)	(2,359)	667
Dividends paid	(891)	(814)	(768)

Net cash provided by financing activities	8,399	3,420	1,939

Net increase (decrease) in cash and cash equivalents	(876)	130	743

Cash and cash equivalents, beginning	4,292	4,162	3,419

Cash and cash equivalents, ending	$3,416	$4,292	$4,162

Supplemental disclosures of cash flow information
Interest paid	$4,230	$3,502	$3,169

Income taxes paid	$728	$639	$602

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$416	$—

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

Bank of Floyd and its wholly owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. The Bank serves the counties of Floyd, Carroll, Montgomery, and Roanoke, Virginia and the Cities of Roanoke, Christiansburg and Salem, Virginia, through seven banking offices. The Bank plans to open its eighth branch in Pulaski County, Virginia, serving the Fairlawn area, in late Spring 2007. FBC, Inc.’s assets and operations consist primarily of minority interests in an insurance company and a title insurance company.

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Use of Estimates, continued

The majority of the Company’s loan portfolio consists of loans in Southwest Virginia. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but is influenced by the agricultural, manufacturing, tourism and governmental segments.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for loan and foreclosed real estate losses. Such agencies may require additions and decreases to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

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

The allowance for loan losses is evaluated on a regular basis by management and approved by the Company’s Board of Directors and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 in December 2006. See Note 9.

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

Income Taxes, continued

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

Diluted Earning per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. For the years presented, the Company had no potentially dilutive securities outstanding.

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

New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and is currently analyzing the effects of the interpretation on its financial position, results of operations and cash flows.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

New Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminated inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities, which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected have a material impact on the Company’s financial position, results of operations and cash flows.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Note 2. Restrictions on Cash and Due from Banks

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $1.0 million for the two-week periods including December 31, 2006 and 2005.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2006 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Government sponsored enterprises	$7,290	$1	$94	$7,197
State and municipal securities	2,407	22	1	2,428
Mortgage-backed securities	12,548	67	94	12,521
Other securities	1,455	53	—	1,508

	$23,700	$143	$189	$23,654

Held to maturity
State and municipal securities	$17,155	$283	$87	$17,351
Mortgage-backed securities	93	—	1	92

	$17,248	$283	$88	$17,443

2005 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Government sponsored enterprises	$7,737	$—	$104	$7,633
State and municipal securities	2,308	28	—	2,336
Mortgage-backed securities	7,948	49	104	7,893
Other securities	1,401	51	6	1,446

	$19,394	$128	$214	$19,308

Held to maturity
State and municipal securities	$17,325	$411	$136	$17,600
Mortgage-backed securities	145	—	2	143

	$17,470	$411	$138	$17,743

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

Investment securities with amortized cost of approximately $6.0 million and $11.5 million at December 31, 2006 and 2005, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

(In thousands)	2006	2005	2004
Realized gains, available for sale securities	$—	$9	$4
Realized gains, held to maturity securities	3	—	—

	$3	$9	$4

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Securities, continued

The scheduled maturities of debt securities available for sale and held to maturity at December 31, 2006, were as follows:

(In thousands)	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,208	$3,201	$581	$581
Due after one year through five years	4,543	4,543	4,858	4,928
Due after five years through ten years	2,267	2,187	8,689	8,766
Due after ten years	13,682	13,723	3,120	3,168

	$23,700	$23,654	$17,248	$17,443

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following table shows the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006 (in thousands)
Government sponsored enterprises	$—	$—	$4,404	$94	$4,404	$94
State and municipal securities	1,485	4	3,506	84	4,991	88
Mortgage- backed securities	2,030	11	4,368	84	6,398	95

Total temporarily impaired securities	$3,515	$15	$12,278	$262	$15,793	$277

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2005 (in thousands)
Government sponsored enterprises	$4,163	$87	$3,470	$17	$7,633	$104
State and municipal securities	1,791	83	3,516	53	5,307	136
Mortgage- backed securities	1,945	44	3,380	62	5,325	106
Other securities	—	—	459	6	459	6

Total temporarily impaired securities	$7,899	$214	$10,825	$138	$18,724	$352

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the Consolidated Balance Sheets are summarized below:

December 31, (In thousands)	2006	2005
Commercial	$5,664	$8,864
Real estate
Construction and land development	11,362	11,770
Residential, 1-4 families	23,441	27,943
Residential, 5 or more families	1,858	1,867
Farmland	3,077	3,118
Nonfarm, nonresidential	71,650	73,385
Agricultural	675	795
Consumer	2,135	2,552
Other	3,408	32

Gross loans	123,270	130,326
Unearned discount and net deferred loan fees and costs	(296)	(345)

Total loans	122,974	129,981
Allowance for loan losses	(1,640)	(1,427)

Net loans	$121,334	$128,554

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Years ended December 31, (In thousands)	2006	2005	2004
Balance, at January 1	$1,427	$1,631	$1,697

Provision charged to expense	208	48	55
Recoveries of amounts charged off	32	93	257
Amounts charged off	(27)	(345)	(378)

Balance, at December 31	$1,640	$1,427	$1,631

The following is a summary of information pertaining to impaired loans at December 31:

(In thousands)	2006	2005
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	3,357	—

Total impaired loans	$3,357	$—

Valuation allowance related to impaired loans	$743	$—

	2006	2005	2004
Average investment in impaired loans	$2,748	$—	$252

Interest income recognized for the year	$275	$—	$3

Interest income recognized on a cash basis for the year	$275	$—	$3

The Company is not committed to advance additional funds in connection with impaired loans.

Nonaccrual loans and loans past due 90 days or more at December 31, 2006, were $657 thousand and zero, respectively. At December 31, 2005, those amounts were zero and $49 thousand, respectively.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Bank Premises and Equipment

Bank premises and equipment included in the Consolidated Balance Sheets are as follows:

December 31, (In thousands)	2006	2005
Land	$929	$929
Bank premises	4,269	3,991
Furniture and equipment	3,106	2,991

Total	8,304	7,911
Less accumulated depreciation	(4,233)	(3,914)

Bank premises and equipment, net	$4,071	$3,997

The Bank has entered into long-term leases for two of its branch banking facilities under agreements accounted for as operating leases. These leases expire in 2009, including the exercise of renewal options ranging from three to five years. The Bank also entered into a long-term lease for land for one of its branches. The lease has an initial term of ten years, with automatic renewal in ten-year increments terminating in 2046. Rental expense was $59 thousand, $51 thousand and $29 thousand for 2006, 2005 and 2004, respectively. Future minimum lease payments are as follows:

(In thousands)
2007	$81
2008	83
2009	60
2010	28
2011	28

Total	$280

Note 7. Deposits

The composition of deposits is as follows:

December 31, (In thousands)	2006	2005
Demand deposits, noninterest bearing	$28,279	$26,747
NOW and money market accounts	15,501	17,125
Savings deposits	20,958	28,794
Time certificates $100,000 or more	32,862	22,997
Other time certificates	79,672	72,185

Total deposits	$177,272	$167,848

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $32.9 million and $23.0 million, respectively. At December 31, 2006, the scheduled maturities of time deposits are as follows:

(In thousands)
2007	$65,088
2008	24,350
2009	7,661
2010	11,479
2011	3,857

Total	$112,435

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Borrowings

Short-term debt consists of securities sold under agreements to repurchase, which generally mature within one day of the transaction date. Additional information is summarized below:

	2006	2005	2004
Outstanding balance at December 31	$—	$134	$2,493

Year-end weighted average rate	$4.97%	$3.90%	$2.10%

Daily average outstanding during the year	$18	$1,124	$2,654

Average rate for the year	$5.55%	$2.30%	$2.06%

Maximum outstanding at any month-end during the year	$219	$2,446	$4,187

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $19.2 million and a secured line of credit with the Federal Home Loan Bank of Atlanta of approximately $24.0 million. Additional amounts are available from the Federal Home Loan Bank with additional collateral. At December 31, 2006 and 2005, there were no amounts outstanding under these agreements.

Note 9. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the plan’s funded status:

December 31, (In thousands)	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$3,429	$2,944
Service cost	233	177
Interest cost	196	175
Actuarial (gain) loss	(254)	211
Benefits paid	(187)	(78)

Benefit obligation at end of year	$3,417	$3,429

Change in plan assets
Fair value of plan assets at beginning of year	$2,571	$2,068
Actual return on plan assets	187	259
Employer contribution	—	322
Benefits paid	(187)	(78)

Fair value of plan assets at end of year	$2,571	$2,571

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$(113)	$(231)
Contributions	—	322
Pension cost	(257)	(204)

Prepaid (accrued) benefit cost, ending	$(370)	$(113)

Funded status	$(846)	$(859)
Unrecognized transitional net assets	(12)	(16)
Unrecognized prior service cost	30	36
Unrecognized net actuarial (gain) loss	458	726

Net amount recognized	$(370)	$(113)

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Employee Benefit Plan, continued

December 31, (In thousands)	2006	2005
Recognized on balance sheet
Other assets	$162	$(113)
Other liabilities	(846)	—
Accumulated other comprehensive income	314	—

Net amount recognized	$(370)	$(113)

Recognized in accumulated other comprehensive income from adoption of SFAS No. 158:
Prior service cost	$(30)
Net loss	(458)
Net obligation at transition	12
Deferred tax asset	162

Accumulated other comprehensive income	$(314)

December 31, (In thousands)		2006	2005
Benefit obligation assumptions as of September 30
Discount rate		6.00%	5.75%
Expected return on plan assets		8.50%	8.50%
Rate of compensation increase		5.00%	5.00%

Net periodic benefit cost assumptions as of September 30
Discount rate		5.75%	6.00%
Expected return on plan assets		8.50%	8.50%
Rate of compensation increase		5.00%	5.00%

	2006	2005	2004
Components of net periodic benefit cost
Service cost	$233	$177	$167
Interest cost	196	175	162
Return on plan assets	(196)	(259)	(196)
Originating unrecognized asset gain (loss)	—	89	50
Amortization	2	2	2
Recognized net actuarial (gain) loss	22	20	14

Net periodic benefit cost	$257	$204	$199

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(in thousands)
10/01/06 – 09/30/07	$98
10/01/07 – 09/30/08	97
10/01/08 – 09/30/09	108
10/01/09 – 09/30/10	113
10/01/10 – 09/30/11	121
10/01/11 – 09/30/12	832

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Employee Benefit Plan, continued

The accumulated benefit obligation for the defined benefit pension plan was $2.3 million and $2.2 million at December 31, 2006 and 2005. Contributions are expected to be approximately $175 thousand in 2007. The Company’s defined benefit pension plan’s weighted-average asset allocations at December 31, by asset category are as follows:

	2006	2005
Mutual funds – fixed income	30%	34%
Mutual funds – equity	56%	66%
Cash and equivalents	14%	—%

Total	100%	100%

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary, and with concurrence from their auditors. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed – especially with respect to real rates of return (net of inflation) – for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience – that may not continue over the measurement period – with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further – solely for this purpose – the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

As discussed in Note 1, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of its defined benefit retirement plan in its consolidated balance sheet to recognize changes in that funded status in comprehensive income. The adoption of SFAS No. 158 had the following implications on the balance sheet as of December 31, 2006:

	Before Application of Statement 158	Adjustment	After Application of Statement 158
Other assets	$1,500	$162	$1,662

Total assets	$207,687	$162	$207,849

Other liabilities	$1,490	$476	$1,966

Total liabilities	$178,983	$476	$179,459

Accumulated other comprehensive loss	$(31)	$(314)	$(345)

Total stockholders’ equity	$28,704	$(314)	$28,390

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Deferred Compensation and Life Insurance

Deferred compensation plans have been adopted for certain members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $2 thousand to $8 thousand are payable for ten years certain, generally beginning at age 65. Liability accrued for compensation deferred under the plan amounts to $71 thousand and $81 thousand at December 31, 2006 and 2005, respectively.

Charges to income are based on present value of future cash payments, discounted at 8%, and amounted to $7 thousand, $6 thousand and $10 thousand for 2006, 2005 and 2004, respectively.

The Bank is owner and beneficiary of life insurance policies on these directors. Policy cash values, net of policy loans, totaled $94 thousand and $88 thousand at December 31, 2006 and 2005, respectively.

In 2002, the Bank adopted a supplemental executive retirement plan to provide benefits for a member of management. Under plan provisions, aggregate fixed payments of $45 thousand are payable for 20 years certain, beginning in 2007. The liability is calculated by discounting the anticipated future cash flows at 6.10%. The liability accrued for this obligation was $469 thousand and $364 thousand at December 31, 2006 and 2005, respectively. Charges to income are based on changes in the cash value of insurance which funds the liability.

Note 11. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

December 31, (In thousands)	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$3,416	$3,416	$4,292	$4,292
Interest-bearing deposits with banks	21,135	21,135	9,042	9,042
Federal funds sold	8,800	8,800	5,125	5,125
Securities, available-for-sale	23,654	23,654	19,308	19,308
Securities, held to maturity	17,248	17,443	17,470	17,743
Restricted equity securities	554	554	546	546
Total loans	122,974	121,782	129,981	127,902
Financial liabilities
Deposits	177,272	177,913	167,848	168,117
Securities sold under agreements to repurchase	—	—	134	134

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Income Taxes

The components of income tax expense (benefit) are as follows:

Years ended December 31, (In thousands)	2006	2005	2004
Current taxes – federal	$918	$547	$673
Deferred taxes – federal	(155)	49	(46)

Income tax expense	$763	$596	$627

A reconciliation of the expected income tax expense computed by applying the federal statutory rate of 34% to income included in the consolidated statements of income follows:

Years ended December 31, (In thousands)	2006	2005	2004
Expected tax expense	$1,113	$952	$975
Tax exempt interest	(333)	(339)	(328)
Other	(17)	(17)	(20)

Income tax expense	$763	$596	$627

The tax effects of temporary timing differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities are presented below:

December 31, (In thousands)	2006	2005
Deferred tax assets
Allowance for loan and other real estate losses	$459	$388
Interest on non-accrual loans	1	—
Deferred loan interest, fees	101	118
Employee benefit liabilities	374	244
Other valuation reserves	—	41
Pension liability	162	—
Net unrealized depreciation on securities available for sale	16	29

Total deferred tax assets	1,113	820

Deferred tax liabilities
Depreciation	(99)	(150)
Accretion of discount on investment securities	(41)	(27)

Total deferred tax liabilities	(140)	(177)

Net deferred tax asset	$973	$643

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

Meanwhile plaintiff made several unsuccessful attempts to force his reinstatement to the Company. He moved the Administrative Law Judge for sanctions against the Company for failure to reinstate him. The motion was denied on August 9, 2005. On August 30, 2005 plaintiff filed a complaint in the United States District Court for the Western District of Virginia seeking to enforce what he claimed was a preliminary order of reinstatement issued by the Administrative Law Judge. The Court granted the Company’s motion to dismiss January 14, 2006, on the grounds that there is no preliminary order of reinstatement to enforce. Plaintiff then filed two motions simultaneously, one to the Administrative Law Judge seeking “expedited clarification” of the purported order of reinstatement and another to the U.S. District Court to alter or amend its dismissal of his petition. Both of plaintiff’s motions were denied, on January 24 and January 26, respectively.

Then, on February 8, 2006, the plaintiff made a motion to the Administrative Review Board for “expedited declaration” of preliminary order of reinstatement. This motion was granted by the ARB on March 31, 2006, essentially concluding that notwithstanding the District Court’s decision the Administrative Law Judge had issued a preliminary reinstatement order. On April 17, 2006, the Company filed a motion with the Department of Labor Administrative Review Board seeking a stay of the preliminary order of reinstatement. This motion was denied on June 9, 2006, leaving the preliminary order of reinstatement in effect.

On July 6, 2006, plaintiff filed another Petition to enforce the Department of Labor’s preliminary order of reinstatement with the United States District Court in Roanoke, Virginia. The Company moved to dismiss the petition on the basis that the Sarbanes-Oxley statute does not give the District Court jurisdiction to enforce a Department of Labor Preliminary Order of reinstatement. The Department of Labor intervened to support the plaintiff’s petition. Each of the Company’s directors intervened as individuals to oppose reinstatement. The American Association of Bank Directors similarly intervened in support of the Company and the Company’s Directors and to oppose enforcement of the Order of Reinstatement.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, continued

Litigation, continued

On October 5, 2006, the District Court granted Cardinal’s motion to dismiss, concluding that the Court did not have jurisdiction to enforce a Department of Labor Preliminary Order of Reinstatement.

On December 4, 2006, the plaintiff and the United States Department of Labor appealed the District Court’s dismissal to the United States Court of Appeals for the Fourth Circuit. The appeal is pending.

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

December 31, (In thousands)	2006	2005
Commitments to extend credit	$8,600	$17,022
Standby letters of credit	471	642

	$9,071	$17,664

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

Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Floyd, Carroll, Montgomery, and Roanoke Counties and the Cities of Roanoke and Salem, Virginia. A significant amount of the real estate loans set forth in the Loans Receivable note are secured by commercial real estate. The Company has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $33.1 million at December 31, 2006 and approximately $38.8 million at December 31, 2005.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, continued

Concentrations of Credit Risk, continued

The Company has cash and cash equivalents on deposit with financial institutions which exceed federally insured limits.

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1.9 million at December 31, 2006. At December 31, 2006, the Company had an outstanding loan payable to the Bank of $1.6 million.

Capital Requirement

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Regulatory Matters, continued

Capital Requirements, continued

The Company and the Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
In thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital to risk-weighted assets
Consolidated	$30,375	21.71%	$11,192	8.00%	n/a	n/a
Bank of Floyd	19,006	14.37%	10,584	8.00%	$13,231	10.00%
Tier I capital to risk-weighted assets
Consolidated	28,735	20.54%	5,596	4.00%	n/a	n/a
Bank of Floyd	17,471	13.20%	5,292	4.00%	7,938	6.00%
Tier I capital to average assets
Consolidated	28,735	14.23%	8,077	4.00%	n/a	n/a
Bank of Floyd	17,471	9.03%	7,742	4.00%	9,677	5.00%

December 31, 2005
Total capital to risk-weighted assets
Consolidated	$28,542	20.42%	$11,183	8.00%	n/a	n/a
Bank of Floyd	17,861	13.47%	10,606	8.00%	$13,258	10.00%
Tier I capital to risk-weighted assets
Consolidated	27,115	19.40%	5,592	4.00%	n/a	n/a
Bank of Floyd	16,459	12.41%	5,303	4.00%	7,955	6.00%
Tier I capital to average assets
Consolidated	27,115	13.77%	7,879	4.00%	n/a	n/a
Bank of Floyd	16,459	8.77%	7,507	4.00%	9,384	5.00%

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

Aggregate loan transactions with related parties were as follows:

December 31, (In thousands)	2006	2005
Balance, beginning	$983	$700

Additions	206	738
Repayments	(272)	(256)
Change in relationships	—	(199)

Balance, ending	$917	$983

Note 16. Parent Company Financial Information

Condensed financial information of Cardinal Bankshares Corporation is presented as follows:

Balance Sheets

December 31, (In thousands)	2006	2005
Assets
Cash and due from banks	$3,213	$3,641
Investment securities available for sale, at fair value	1,508	987

Total loans	7,643	6,020
Allowance for loan losses	(105)	(25)

Net loans	7,538	5,995

Investment in affiliate bank at equity	17,092	16,368
Other assets	815	267

Total assets	$30,166	$27,258

Liabilities
Borrowing from affiliate bank	$1,562	$—
Other liabilities	214	200

Total liabilities	1,776	200

Stockholders’ equity
Common stock	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	10,453	8,833
Accumulated other comprehensive income (loss)	(345)	(57)

Total stockholders’ equity	28,390	27,058

Total liabilities and stockholders’ equity	$30,166	$27,258

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Income

Years ended December 31, (In thousands)	2006	2005	2004
Income
Dividends from affiliate bank	$1,591	$3,314	$770
Interest on loans	540	341	258
Interest on investment securities	79	61	61
Other income	2	2	—

Total income	2,212	3,718	1,089

Expenses
Management and professional fees	615	569	550
Interest on borrowing	4	—	—
Provision for loan losses	80	—	—
Other expenses	66	63	61

Total expenses	765	632	611

Income before income tax benefit and equity in undistributed net income of subsidiaries	1,447	3,086	478

Income tax benefit	51	79	102

Income before equity in undistributed net income (loss) of subsidiaries	1,498	3,165	580

Equity in undistributed net income of subsidiaries	1,013	(962)	1,662

Net income	$2,511	$2,203	$2,242

Statements of Cash Flows

Years ended December 31, (In thousands)	2006	2005	2004
Cash flows from operating activities
Net income	$2,511	$2,203	$2,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	80	—	—
Equity in undistributed income (loss) of subsidiaries	(1,013)	962	(1,662)
Net change in other assets	(558)	(46)	715
Net change in other liabilities	23	190	13

Net cash provided (used) by operating activities	1,043	3,309	1,308

Cash flows from investing activities
Net (increase) decrease in loans	(1,623)	(1,645)	80
Purchases of investment securities	(519)	(200)	—

Net cash provided (used) by investing activities	(2,142)	(1,845)	80

Cash flows from financing activities
Proceeds from borrowed funds	1,562	—	—
Dividends paid	(891)	(814)	(768)

Net cash provided (used) by financing activities	671	(814)	(768)

Net increase (decrease) in cash and cash equivalents	(428)	650	620
Cash and cash equivalents, beginning	3,641	2,991	2,371

Cash and cash equivalents, ending	$3,213	$3,641	$2,991

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

Cardinal Bankshares Corporation, the parent company of Bank of Floyd, currently operates seven offices in Floyd, Montgomery, Roanoke and Carroll Counties of Virginia. The main office is in Floyd with a limited service office in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The West Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County on Route 52 in Hillsville, Virginia. Montgomery County is served by the branch in Christiansburg, Virginia. The bank plans to open its eighth branch in the Spring of 2007 in the Fairlawn community of Pulaski County, Virginia.

The individual market conditions of each county vary from rural to urban with Floyd County being the most rural and Roanoke the most urban. Each has its own growth pattern which varies in intensity. Bank of Floyd and bank personnel work with local, state and federal government leaders in an effort to attract business and industry to Floyd County.

Cardinal Bankshares reported net income for the year 2006 of $2.5 million slightly higher than the $2.2 million reported in 2005. Net income per diluted share was $1.63, $.19 higher than the $1.44 reported for the prior year.

Net interest income, on a taxable equivalent basis, was $7.9 million, higher by $400 thousand from $7.5 million in 2005. This increase was driven primarily by the 154 basis point increase in average rates earned on the Company’s deposits in other banks. Noninterest income increased by 21.7% to $924 thousand for 2006 compared to $759 thousand for 2005. Noninterest expense remained level at $5.0 million compared to $5.1 million at 2005.

Earning assets averaged $179.7 million, compared to $177.4 million in 2005, the increase driven primarily by an overall increase in deposits in other banks of $6.8 million. Average securities declined $627 thousand in 2006, due largely to issuer calls of U.S. Government Agency securities and paydowns on mortgage-backed securities. The federal funds sold average balance increased $400 thousand in 2006. Average loans decreased $4.4 million.

Interest-bearing liabilities averaged $137.1 million, level with 2005. Savings deposits reflected an average decrease of $4.9 million from 2005, while average time deposits and average large denomination deposits increased $2.5 million and $4.7 million, respectively.

Stockholders’ equity grew 5.5% to an average of $28.1 million in 2006 from $26.7 million in 2005. The return on average assets and average equity increased to 1.30% and 8.92%, respectively for 2006 compared to 1.15% and 8.26%, respectively, for 2005. Book value per share was $18.49 at December 31, 2006, compared to $17.62 at year-end 2005, representing an increase of 4.9%.

Management’s Discussion and Analysis

Table 1. Average Balances and Interest Rates (Taxable Equivalent Basis)

Years ended December 31, (In thousands)	2006			2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Interest Yield/ Cost
Assets:
Interest-earning assets:
Deposits in other banks	$11,784	$582	4.94%	$4,929	$167	3.40%	$2,236	$26	1.18%
Taxable investment securities	18,050	835	4.63%	17,901	759	4.24%	21,345	902	4.23%
Nontaxable investment securities	19,622	1,142	5.82%	20,398	1,230	6.03%	20,320	1,238	6.09%
Federal funds sold	4,944	249	5.04%	4,541	142	3.13%	8,314	97	1.17%
Loans (3), (4)	125,295	9,438	7.53%	129,670	8,725	6.73%	121,715	7,984	6.56%

Total interest-earning assets	179,695	12,246	6.81%	177,439	11,023	6.21%	173,930	10,247	5.89%

Noninterest-earning assets:
Cash and due from banks	3,929			4,048			3,616
Premises and equipment	3,944			4,118			3,404
Other assets	7,620			7,315			6,886
Allowance for loan losses	(1,520)			(1,574)			(1,837)

Total assets	$193,668			$191,346			$185,999

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest checking	$11,425	45	0.39%	$12,670	40	0.32%	$12,632	36	0.30%
Savings deposits	27,656	403	1.46%	32,543	434	1.33%	37,378	506	1.35%
Time deposits	72,968	2,927	4.01%	70,457	2,399	3.40%	64,890	2,070	3.19%
Large denomination deposits	24,997	941	3.76%	20,282	627	3.09%	17,075	489	2.89%
Securities purchased under agreements to resell	18	1	5.55%	1,124	26	2.30%	2,654	55	2.06%

Total interest-bearing liabilities	137,064	4,317	3.15%	137,076	3,526	2.57%	134,629	3,156	2.34%

Noninterest-bearing liabilities:
Demand deposits	26,987			26,174			24,940
Other liabilities	1,478			1,434			1,065

Total liabilities	165,529			164,684			160,634
Stockholders’ equity	28,139			26,662			25,365

Total liabilities and stockholders’ equity	$193,668			$191,346			$185,999

Net interest earnings		$7,929			$7,497			$7,091

Net interest spread (1)			3.66%			3.64%			3.55%

Net interest margin (2)			4.41%			4.22%			4.08%

Taxable equivalent adjustment		$333			$339			$327

(1)	Net interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid for interest-bearing liabilities.
(2)	Net interest margin is calculated by dividing taxable equivalent net interest earnings by total average earning assets.
(3)	Average loan balances include nonaccrual loans.
(4)	Interest income includes deferred loan fees.

Management’s Discussion and Analysis

Net Interest Income

Net interest income, the primary source of the Company’s earnings, is the amount by which interest and fee income generated by earning assets exceeds the interest paid on interest-bearing liabilities. Earning assets are comprised of loans, securities, federal funds sold and interest-bearing deposits in other banks. Interest-bearing liabilities consist of deposits, federal funds purchased and securities sold under agreements to repurchase. The volume and the general level of interest rates among earning assets and interest-bearing liabilities effect net interest income. Table 1 shows the average balance sheets for each of the years ended December 31, 2006, 2005 and 2004. In addition, the amounts of interest earned on earning assets, with related yields, and the interest paid on interest-bearing liabilities, together with rates, are shown. Loans placed on a nonaccrual status are included in the balances and were included in the computation of yields, upon which they had an immaterial effect. Interest on earning assets is on a taxable equivalent basis, which is computed using the federal corporate income tax rate of 34% for all three years.

Net interest income, on a taxable equivalent basis, was $7.9 million, an increase of 5.8%, or $432 thousand from the $7.5 million in 2005. The net interest margin was 4.41% for 2006, up 19 basis points from the 4.22% reported in 2005.

As illustrated in Table 2, the effect of increased rates affecting the Company’s loan portfolio is evident in the $1.1 million increase in loan interest income due to rates. The net increase in interest earning deposits volume added an additional $234 thousand in income.

During 2006, average interest earning deposits held at correspondent banks increased by $6.8 million to $11.8 million due mainly to the Company’s decrease in loan volume. Total average interest bearing liabilities remained level at $137.1 million for the year 2006.

Management’s Discussion and Analysis

Table 2. Rate/Volume Variance Analysis

	2006 Compared to 2005			2005 Compared to 2004
	Total	Increase (Decrease) Due To		Total	Increase (Decrease) Due To
December 31, (In thousands)		Rate	Volume		Rate	Volume
Interest-earning assets:
Deposits in other banks	$415	$183	$232	$141	$110	$31
Taxable investment securities	76	70	6	(143)	3	(146)
Nontaxable investment securities	(88)	(41)	(47)	(8)	(13)	5
Federal funds sold	107	94	13	45	89	(44)
Loans	713	1,008	(295)	741	220	521

Total	1,223	1,314	(91)	776	409	367

Interest-bearing liabilities:
Interest checking	5	9	(4)	4	4	—
Savings deposits	(31)	34	(65)	(72)	(7)	(65)
Time deposits	528	443	85	329	151	178
Large denomination deposits	314	168	146	138	46	92
Securities purchased under agreements to repurchase	(25)	1	(26)	(29)	3	(32)

Total	791	655	136	370	197	173

Net interest income	$432	$659	$(227)	$406	$212	$194

Provision for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for any potential losses. The factors considered in making this decision are the collectibility of past due loans, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and general economic trends. In 2006, the provision for loan losses was $208 thousand, an increase of $160 thousand from the $48 thousand recorded in 2005. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2006 maintains the allowance at a level adequate to cover potential losses. The allowance for loan losses as a percentage of total loans was 1.33% at year-end. This level is comparable to the 1.25% ratio averaged at year-end 2006 by the Company’s peer group, commercial banks with assets ranging between $100 million and $300 million. Loan recoveries, net of charge offs, were $5 thousand for 2006, compared to net charge offs of $252 thousand for 2005. Management does not anticipate any material changes in the delinquency rates or charge-offs and recoveries in connection with its normal lending activities.

Additional information regarding the Company’s allowance for loan losses is contained in Tables 12, 13 and 14, and in the discussion concerning Nonperforming and Problem Assets.

Noninterest Income

Noninterest income consists of revenues generated from a number of different financial services and activities. Service charges on deposit accounts including charges for insufficient funds items and fees charged for nondeposit services make up the majority of noninterest income. Noninterest income also includes fees charged for services such as safe deposit box rentals, letters of credit, and gains realized on the sale of securities. Noninterest income totaled $924 thousand in 2006, an increase of $165 thousand over the $759 thousand recorded in 2005. The largest increase in noninterest income resulted from an increase in other income. The primary sources of noninterest income for the past three years are summarized in Table 3.

Management’s Discussion and Analysis

Table 3. Noninterest Income

Year ended December 31, (In thousands)	2006	2005	2004
Deposit fees and charges	$281	$262	$267
Other service charges and fees	100	100	87
Gain on the sale of securities	3	9	4
Bank owned life insurance	158	148	156
Other income	382	240	255

Total noninterest income	$924	$759	$769

Noninterest Expense

Noninterest expense was $5.0 million for 2006, a decrease of $100 thousand from the $5.1 million recorded in 2005. Occupancy and equipment expenses accounted for most of the decrease.

Table 4 provides a further breakdown of noninterest expense for the past three years.

Table 4. Noninterest Expense

Year ended December 31, (In thousands)	2006	2005	2004
Salaries and employee benefits	$2,984	$2,991	$2,719
Occupancy and equipment	681	710	618
Legal and professional	400	446	432
Bank franchise tax	132	139	112
Other operating expense	654	784	728
EDP services	187	—	—

Total noninterest expense	$5,038	$5,070	$4,609

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

Income tax expense, substantially all Federal, was $763 thousand in 2006, $596 thousand in 2005 and $627 thousand in 2004 representing 23.3%, 21.3% and 21.9% of income before income taxes, respectively. Cardinal Bankshares’ deferred income tax benefits and liabilities result primarily from temporary differences in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred income tax benefits of approximately $973 thousand and $643 thousand at December 31, 2006 and 2005, respectively, are included in other assets.

Management’s Discussion and Analysis

Earning Assets

In 2006, average earning assets increased to $179.7 million, $2.3 million higher than the 2005 average of $177.4 million. Total average earning assets represented 92.8% of total average assets in 2006. Average investment securities accounted for 19.4% of total average assets, while average loans remained the largest component of earning assets, accounting for 64.7% of total average assets in 2006, down slightly from the 67.8% level reported in 2005. A summary of average assets for the past three years is shown below in Table 5.

Table 5. Average Asset Mix

December 31, (In thousands)	2006		2005		2004
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-earning assets:
Loans	$125,295	64.7	$129,670	67.8	$121,715	65.4
Investment securities	37,672	19.4	38,299	20.0	41,665	22.4
Federal funds sold	4,944	2.6	4,541	2.4	8,314	4.5
Deposits in other banks	11,784	6.1	4,929	2.6	2,236	1.2

Total interest-earning assets	179,695	92.8	177,439	92.8	173,930	93.5

Noninterest-earning assets:
Cash and due from banks	3,929	2.0	4,048	2.1	3,616	1.9
Premises and equipment	3,944	2.0	4,118	2.1	3,404	1.8
Other assets	6,100	3.2	5,741	3.0	5,049	2.8

Total noninterest-earning assets	13,973	7.2	13,907	7.2	12,069	6.5

Total assets	$193,668	100.0	$191,346	100.0	$185,999	100.0

Loans

Average total loans were $125.3 million for 2006, a decrease of $4.4 million, or 3.4% from 2005. At December 31, 2006, the actual balance of loans secured by real estate represented the most significant portion of the loan portfolio at 90.6%. Total loans secured by 1-4 family residential properties represented 19.1% of total loans at the end of 2006, while nonfarm/nonresidential properties made up 58.3% of total loans. These loan portfolio proportions remained relatively unchanged from year-end 2005 levels.

Loan growth will continue to be a point of focus at Cardinal for 2007. The long-range strategic objective for meeting the Company’s loan growth aspirations will be achieved through continued hiring of additional loan officers, community involvement, expansion of the Company’s market footprint, broadening of the present array of loan products offered to include conforming fixed-rate mortgage loans, home equity lines of credit and SBA loans, and management’s strengthened efforts in offering small business financing and competively-priced products. Prudent business practices and stringent internal guidelines will continue to be followed in making lending decisions in order to balance the emphasis on loan growth with the desire to minimize exposure to loan losses.

Bank of Floyd makes both consumer and commercial loans to all neighborhoods within its market area, including the low-income and moderate-income areas. The Company’s market area is generally defined as the areas within the Virginia Counties of Floyd, Roanoke, Montgomery and Carroll, and the Cities of Roanoke, Salem and Christiansburg, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Below market pricing and competition from unregulated organizations have also been a factor when generating new loans. The amounts of loans outstanding by type at year-end 2006 and 2005, and the maturity distribution of variable and fixed rate loans as of year-end 2006 are presented below in Table 6 and Table 7, respectively.

Management’s Discussion and Analysis

Table 6. Loan Portfolio Summary

December 31, (In thousands)	2006		2005
	Amount	%	Amount	%
Real estate construction and development	$11,362	9.2	$11,770	9.1
Farmland	3,077	2.5	3,118	2.4
Real estate mortgage:
1-4 family residential	23,441	19.1	27,943	21.5
Multifamily residential	1,858	1.5	1,867	1.4
Nonfarm, nonresidential	71,650	58.3	73,385	56.4

Total real estate	111,388	90.6	118,083	90.8

Agricultural	675	0.5	795	0.6
Commercial and industrial	5,664	4.6	8,864	6.8
Consumer	2,135	1.7	2,552	2.0
Other loans	3,408	2.8	32	0.0

Gross loans	123,270		130,326
Unearned income	(296)	(0.2)	(345)	(0.2)

Total	$122,974	100.0	$129,981	100.0

Table 7. Loan Maturity Schedule

	2006
December 31, (In thousands)	Commercial Financial and Agricultural	Construction And Development	Others	Total Amount	%
Fixed rate loans:
Within three months	$479	$750	$3,179	$4,408	3.6
After three but within twelve months	523	—	2,636	3,159	2.6
After one but within five years	1,239	670	7,215	9,124	7.4
Over five years	4,376	648	36,785	41,809	33.9

Total fixed rate loans	6,617	2,068	49,815	58,500	47.5

Variable rate loans:
Within three months	2,224	7,276	18,986	28,486	23.1
After three but within twelve months	575	—	5,289	5,864	4.7
After one but within five years	—	1,580	22,210	23,790	19.3
Over five years	—	438	6,192	6,630	5.4

Total variable rate loans	2,799	9,294	52,677	64,770	52.5

Total loans:
Within three months	2,703	8,026	22,165	32,894	26.7
After three but within twelve months	1,098	—	7,925	9,023	7.3
After one but within five years	1,239	2,250	29,425	32,914	26.7
Over five years	4,376	1,086	42,977	48,439	39.3

Total loans	$9,416	$11,362	$102,492	$123,270	100.0

Management’s Discussion and Analysis

Investment Securities

The investment securities portfolio is managed to optimize the yield on excess funds while providing liquidity for unexpected deposit decreases or increased loan generation and diversification in the overall asset management of the Company. At December 31, 2006, the Company had $23.6 million in securities available for sale, compared to $19.3 million at year-end 2005. The average yield on taxable investment securities increased from 4.24% in 2005 to 4.63% in 2006 as a result of higher yielding securities, rising market rates of interest and increased volume.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, Government Sponsored Enterprises, Mortgage Backed Securities and issuances of State and local bond issues. All securities are high quality and high grade. Management views the investment portfolio as a source of income, and generally purchases securities with the intent of retaining them until maturity. However, adjustments in the portfolio are necessary from time to time to provide a source of liquidity to meet funding requirements for loan demand, deposit fluctuations and to manage interest rate risk. Accordingly, to meet such objectives, management may sell certain securities prior to their scheduled maturity. Table 8 presents the investment portfolio at the end of 2006 by major types of investments and maturity ranges. Actual maturities may differ from scheduled maturities in mortgage backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the earlier of the contractual maturity or the call date, if any.

At December 31, 2006, the market value of the investment portfolio was $41.1 million, representing a $149 thousand unrealized appreciation above amortized cost. This compared to a market value of $37.1 million and a $187 thousand unrealized appreciation above amortized cost a year earlier.

Table 8. Investment Securities

December 31, 2006 (In thousands)	Amortized Cost Due
	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$2,998	$3,281	$1,875	$11,777	$19,931	$19,810
State and political subdivisions	791	6,120	9,081	3,570	19,562	19,779
Other securities	—	—	—	1,455	1,455	1,508

Total	$3,789	$9,401	$10,956	$16,802	$40,948	$41,097

Weighted average yields
Government sponsored enterprises and mortgage backed securities	4.00%	4.94%	4.52%	5.00%
State and political subdivisions	4.83%	4.52%	4.20%	4.81%
Other securities	—%	—%	—%	7.84%

Total securities	4.18%	4.67%	4.25%	5.17%	4.72%

December 31, 2005 (In thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$15,830	$15,669
States and political subdivisions	19,633	19,936
Other securities	1,401	1,446

Total	$36,864	$37,051

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

Average total deposits for the year ended December 31, 2006 increased $1.9 million to $164.0 million compared to 2005. As shown in Table 9, the Company’s average interest-bearing deposits as a percent of total average deposits decreased to 83.5% in 2006, compared to 83.9% in 2005. Average noninterest-bearing demand deposits increased to $27.0 million in 2006 from $26.2 million in 2005. Average deposits for the past three years are summarized in Table 9 below.

Table 9. Deposit Mix

December 31, (In thousands)	2006		2005		2004
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-bearing deposits:
Interest checking	$11,425	7.0	$12,670	7.8	$12,632	8.1
Money Market	4,072	2.5	3,794	2.3	4,485	2.9
Savings deposits	23,584	14.4	28,749	17.7	32,893	20.9
Time deposits	72,968	44.5	70,457	43.5	64,890	41.3
Large denomination deposits	24,997	15.2	20,282	12.5	17,075	10.9

Total interest-bearing deposits	137,046	83.6	135,952	83.8	131,975	84.1
Noninterest-bearing deposits	26,987	16.4	26,174	16.2	24,940	15.9

Total deposits	$164,033	100.0	$162,126	100.0	$156,915	100.0

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by approximately $4.7 million in 2006. Table 10 provides maturity information relating to Certificates of Deposit of $100,000 or more at December 31, 2006.

Table 10. Large Denomination Deposits $100,000 and Over

Analysis of time deposits of $100,000 or more at December 31, 2006 (In thousands):

Time remaining to maturity:
Less than three months	$1,579
Three through one year	18,391
Over one year	12,892

Total time deposits of $100,000 or more	$32,862

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

Common stock and capital surplus represents the stockholders’ investment in the Company and is a key source of capital. The largest component of capital for the Company is earnings retained after payment of dividends to stockholders. Total stockholders’ equity was $28.4 million at December 31, 2006, an increase of $1.3 million or 4.9% compared with $27.1 million for the same period in 2005.

The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. Cardinal Bankshares had a ratio of total capital to risk-weighted assets of 21.71% at December 31, 2006 and a ratio of Tier 1 capital to risk-weighted assets of 20.54%. Both of these ratios well exceed the capital requirements adopted by the federal regulatory agencies and continue to be equal to or above most of our peer group.

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator’s evaluation of the Company’s overall safety and soundness. As of December 31, 2006, Cardinal Bankshares had a ratio of year-end Tier I capital to average total assets, as defined, of 14.23%.

Table 11 below sets forth summary information with respect to the capital ratios for Cardinal and the Bank at December 31, 2006. All capital ratio levels indicate that Cardinal Bankshares and Bank of Floyd are well capitalized.

Table 11. Year-end Risk-based Capital

December 31, (In thousands)	2006		2005
	Consolidated	Bank of Floyd	Consolidated	Bank of Floyd
Tier I capital	$28,735	$17,471	$27,115	$16,459
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,640	1,535	1,427	1,402

Total regulatory capital	$30,375	$19,006	$28,542	$17,861

Total risk-weighted assets	$139,895	$132,306	$139,793	$132,576

Tier I as a percent of risk-weighted assets	20.54%	13.20%	19.40%	12.41%
Total regulatory capital as a percent of risk- weighted assets	21.71%	14.37%	20.42%	13.47%
Leverage ratio*	14.23%	9.03%	13.77%	8.77%

*	Tier I capital divided by average total assets for the quarter ended December 31.

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

Nonperforming assets, as shown in Table 12 below, increased to $869 thousand at December 31, 2006 from $467 thousand at December 31, 2005. The nonaccrual loan at the end of 2006 is a non-farm, non-residential property loan that has been in the portfolio since 2003. The loan has had periods of delinquencies and non-satisfactory performance, however, weekly payments have been made on the loan since August 2006. At year-end 2006, loans past due 90 days or more and still accruing had decreased to zero from $49 thousand a year earlier. Foreclosed assets decreased to $212 thousand from $418 thousand a year earlier. Foreclosed assets at the end of 2006 consisted of commercial property listed with an agent to be sold. Management does not intend to retain the property.

Table 12. Nonperforming Assets

December 31 (In thousands)	2006	2005
Nonaccrual loans	$657	$—
Loans past due 90 days or more and still accruing	—	49
Foreclosed properties	212	418

Total nonperforming assets	$869	$467

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. The Company performs periodic systematic reviews of its portfolio to identify these inherent losses, and to assess the overall probability of collection of the portfolio. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company also evaluates the prevailing economic and business conditions affecting individual borrowers, changes in the size and characteristics of the loan portfolio and other pertinent factors. The allowance is also subject to annual review by external auditors and regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance, and the size of the allowance in comparison to peer companies identified by regulatory agencies. The most recent regulatory reviews were completed in March 2005 and July 2006.

The Company is committed to the early recognition of problem loans and to a conservative allowance. The Company believes the current allowance is adequate to cover inherent losses in the loan portfolio. However, the allowance may be increased or decreased in the future based upon management’s assessment of the factors outlined above. The allowance for loan losses was $1.6 million at December 31, 2006 and $1.4 million at December 31, 2005. The allowance as a percentage of period end loans was 1.33% at year-end 2006 and 1.10% at year-end 2005.

The provision for loan losses for the year ended December 31, 2006 was $208 thousand, an increase of $160 thousand from the previous year. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year decrease in the provision was considered appropriate. Management believes the provision recorded in 2006 maintains the allowance at a level adequate to cover potential losses.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

Management’s Discussion and Analysis

Table 13. Loan Losses

Year ended December 31, (In thousands)	2006	2005	2004
Balance at beginning of year	$1,427	$1,631	$1,697
Provision charged to expense	208	48	55

	1,635	1,679	1,752

Loans charged off:
Commercial, financial and agricultural	—	261	330
Real estate – residential mortgage	3	13	—
Real estate – construction	—	—	—
Consumer	24	71	48

Total charge-offs	27	345	378

Recoveries of loans previously charged off:
Commercial, financial and agricultural	21	60	252
Real estate – residential mortgage	—	31	—
Real estate – construction	—	—	—
Consumer	11	2	5

Total recoveries	32	93	257

Net (recoveries) charge – offs	(5)	252	121

Balance at end of year	$1,640	$1,427	$1,631

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

Table 14. Allocation of the Allowance for Loan Losses

December 31, (In thousands)	2006		2005		2004
	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]
Balance at end of period applicable to:
Commercial, financial and agricultural	$702	68.5	$505	66.0	$620	63.7
Real estate, construction	80	9.2	63	9.1	78	8.1
Real estate, residential mortgage	794	20.6	845	22.9	689	26.3
Consumer loans	64	1.7	14	2.0	244	1.9

Total	$1,640	100.0	$1,427	100.0	$1,631	100.0

(1)	Represents the percentage of loans in each category to the total loans outstanding.

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

The liquidity ratio, the level of liquid assets divided by total deposits plus short-term liabilities, is considered to be adequate by management.

Table 15. Interest Rate Sensitivity

	December 31, 2006 Maturities/Repricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
(In thousands)
Earning Assets:
Loans	$32,894	$9,023	$32,914	$48,439	$123,270
Investments	2,208	1,581	9,401	27,758	40,948
Interest-bearing deposits in banks	21,135	—	—	—	21,135
Federal funds sold	8,800	—	—	—	8,800

Total	$65,037	$10,604	$42,315	$76,197	$194,153

Interest-bearing deposits:
Interest checking	$10,692	$—	$—	$—	$10,692
Money market	4,809	—	—	—	4,809
Savings	20,958	99	—	—	21,057
Certificates of deposit	8,595	56,493	47,347	—	112,435
Securities sold under agreements to repurchase	—	—	—	—	—

Total	$45,054	$56,592	$47,347	$—	$148,993

Interest sensitivity gap	$19,983	$(45,988)	$(5,032)	$76,197	$45,160
Cumulative interest sensitivity gap	$19,983	$(26,005)	$(31,037)	$45,160	$45,160
Ratio of sensitivity gap to total earning assets	10.3%	(23.7)%	(2.6)%	39.2%	23.2%

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 above shows the sensitivity of the Company’s balance sheet on December 31, 2006. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2006, the Company appeared to be liability-sensitive with interest-bearing liabilities exceeding earning assets, subject to changes in interest rates, for the first five years, excluding the first three months. The balance in interest-bearing deposits in banks puts the Company in an asset-sensitive position for the first three months. The Company also appears to be asset-sensitive after the first five years.

Matching sensitive positions alone does not ensure that Cardinal has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Management’s Discussion and Analysis

Earnings and Balance Sheet Analysis

2005 Compared to 2004 – Net interest income, on a taxable equivalent basis, was $7.5 million, higher by $400 thousand from $7.1 million in 2004. This increase was driven primarily by the 17 basis point increase in average rates earned on the Company’s loan portfolio. Noninterest income declined by 1.3% to $759 thousand for 2005 compared to $769 thousand for 2004 primarily due to lower service charges on deposits and other noninterest income. Noninterest expense increased by 10.0% to $5.1 million compared to $4.6 million in 2004.

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

The allowance for loan losses at December 31, 2005 was $1.4 million compared to $1.6 million a year earlier. The allowance for loan losses as a percentage of period end loans was 1.10% compared to 1.31% at year-end 2004. The Company had charge-offs, net of recoveries, in the amount of $252 thousand for 2005. This compared to net charge offs of $121 thousand for 2004. Nonperforming loans totaled $49 thousand at December 31, 2005, a decrease of $366 thousand from 2004.

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