Form 10-Q
period 2007-03-31
CARDINAL BANKSHARES CORP
filed 2007-05-10
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒     .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    ☐  .No    ☒  .

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of May 9, 2007 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

March 31, 2007

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) March 31, 2007	(Audited) December 31, 2006

Assets
Cash and due from banks	$3,399	$3,416
Interest-bearing deposits in banks	29,450	21,135
Federal funds sold	8,700	8,800
Investment securities available for sale, at fair value	21,834	23,654
Investment securities held to maturity (fair value March 31, 2007 - $18,962; December 31, 2006 - $17,443)	19,020	17,248
Restricted equity securities	536	554

Total loans	119,388	122,974
Allowance for loan losses	(1,670)	(1,640)

Net loans	117,718	121,334

Bank premises and equipment, net	4,185	4,071
Accrued interest receivable	935	974
Foreclosed properties	212	212
Bank owned life insurance	4,614	4,789
Other assets	1,595	1,662

Total assets	$212,198	$207,849

Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$28,487	$28,279
Interest-bearing deposits	152,491	148,993

Total deposits	180,978	177,272

Accrued interest payable	238	221
Other liabilities	1,841	1,966

Total liabilities	183,057	179,459

Commitments and contingent liabilities	—	—

Stockholders' Equity
Common stock, $10 par value, 5,000,000 shares authorized,
1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	11,190	10,453
Accumulated other comprehensive income, net	(331)	(345)

Total stockholders' equity	29,141	28,390

Total liabilities and stockholders' equity	$212,198	$207,849

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2007	2006
Interest income
Loans and fees on loans	$2,276	$2,316
Federal funds sold and securities purchased under agreements to resell
	111	27
Investment securities:
Taxable	276	192
Exempt from federal income tax	220	218
Deposits with banks	292	111

Total interest income	3,175	2,864

Interest expense
Deposits	1,433	969

Total interest expense	1,433	969

Net interest income	1,742	1,895
Provision for loan losses	20	20

Net interest income after provision for loan losses	1,722	1,875

Noninterest income
Service charges on deposit accounts	50	68
Other service charges and fees	24	23
Net realized gains on sales of securities	1	3
Other operating income	281	130

Total noninterest income	356	224

Noninterest expense
Salaries and employee benefits	711	747
Occupancy and equipment	171	173
Other operating expense	311	307

Total noninterest expense	1,193	1,227

Income before income taxes	885	872
	148	209

Net Income	$737	$663

Basic earnings per share	$0.48	$0.43
Diluted earnings per share	$0.48	$0.43
Weighted average basic shares outstanding	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Three Months Ended March 31,	2007	2006
Cash flows from operating activities
Net income	$737	$663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	85
Net amortization (accretion) of bond premiums/discounts	20	7
Provision for loan losses	20	20
Net realized (gains) losses on investment securities	(1)	(3)
Deferred compensation and pension expense	44	64
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	39	13
Increase (decrease) in accrued interest payable	17	8
Net change in other operating assets and liabilities	68	198

Net cash provided by operating activities	1,025	1,055

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(8,315)	(706)
Net (increase) decrease in federal funds sold	100	3,550
Purchase of investment securities	(3,453)	(1,688)
Proceeds from sale of available for sale securities	—	—
Purchase of restricted equity securities	—	(8)
Proceeds from redemption of equity securities	18	—
Proceeds from maturity and redemption of investment securities	3,501	942
Sale of foreclosed properties	—	—
Net (increase) decrease in loans	3,596	619
Net purchases of bank premises and equipment	(195)	(5)

Net cash (used) provided by investing activities	(4,748)	2,704

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	208	600
Net increase (decrease) in interest-bearing deposits	3,498	(5,516)
Net increase (decrease) in securities sold	—	(134)
Net cash (used) provided by financing activities	3,706	(5,050)

Net (decrease) increase in cash and cash equivalents	(17)	(1,291)

Cash and cash equivalents, beginning	3,416	4,292

Cash and cash equivalents, ending	$3,399	$3,001

Supplemental disclosures of cash flow information
Interest paid	$1,416	$961
Income taxes paid	$225	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain previously reported amounts have been reclassified to conform to current presentations.

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Three months ended March 31, (In thousands)	2007	2006
Balance, at January 1	$1,640	$1,427
Provision charged to expense	20	20
Recoveries of amounts previously charged off	10	5
Loans charged off	—	(8)

Balance, at March 31,	$1,670	$1,444

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

(In thousands)	2007	2006
Commitments to extend credit	$9,522	$17,953
Standby letters of credit	487	473

Total	$10,009	$18,426

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended March 31	2007	2006
Service cost	$44,713	$58,318
Interest cost	50,527	49,051
Expected return on plan assets	(53,611)	(49,062)
Amortization of net obligation at transition	(1,007)	(1,007)
Amortization of prior service cost	1,495	1,495
Recognized net actuarial loss	1,708	5,636

Net periodic benefit cost	$43,825	$64,431

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $175 thousand to its pension plan in 2007. As of March 31, 2007, no contributions have been made.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At March 31, 2007, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. On May 1, 2007, the Bank opened its eighth branch in Pulaski County serving the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of March 31, 2007 were $212.2 million, an increase of $4.3 million from year-end 2006. Total loans declined 3.0% or $3.6 million during the quarter to $117.7 million.

The investment securities portfolio reflected a slight decrease of $48 thousand. This decrease was a result of maturities of agency and municipal securities in the amount of $2.2 million, usual pay downs in the amount of $793 thousand in mortgage-backed securities offset by purchases of investment securities totaling approximately $3.5 million. Federal funds sold declined $100 thousand during the quarter.

As of March 31, 2007, total deposits were $181.0 million, up approximately $3.7 million compared to year-end 2006. Non-interest-bearing core deposits remained level at $28.5 million as compared to $28.3 million at year-end 2006. Interest-bearing deposits increased 2.3% or $3.5 million to $152.5 million. Deposits greater than $100 thousand amounted to $51.3 million at March 31, 2007 as compared to $52.0 million at year-end 2006.

Stockholders’ equity was $29.1 million as of March 31, 2007 compared to $28.4 million as of December 31, 2006. Net income for the quarter of $737 thousand principally accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2007 was $737 thousand, up 11.2% compared to $663 thousand for the three months ended March 31, 2006. Diluted earnings per share increased 11.6% to $.48 for the three months ended March 31, 2007. Diluted earnings per share for the same period a year earlier was $.43.

Total interest income for the three months ended March 31, 2007 increased $311 thousand to $3.2 million, an increase of 10.9% over the same prior year quarter. This resulted primarily from the effect of increased earnings from higher average deposits with banks. The increase in interest income was the principal contributing factor to improved profitability for the first quarter of 2007 compared to the first quarter of 2006. Noninterest income increased 58.9% to $356 thousand. Total interest expense increased $464 thousand to $1.4 million, reflecting the effect of higher yields on interest-bearing deposits. Noninterest expense decreased 2.8% to $1.2 million for the first quarter of 2007 as compared to the first quarter of 2006. The primary expense that attributed to this noninterest expense decrease was a slight decrease in salaries and employee benefits as compared to the first quarter of 2006.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first quarter of 2007 the provision for loan losses was $20 thousand as compared to $20 thousand provision for the same period in 2006. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2007 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.7 million at March 31, 2007. The allowance for loan losses to period end loans was 1.40% at March 31, 2007 compared to 1.33% and 1.12% at December 31, 2006 and March 31, 2006, respectively. The Company recovered balances previously charged off on loans in the amount of $10 thousand during the quarter. This compares with net charge offs for the three months ended March 31, 2006 of $3 thousand.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $866 thousand as of March 31, 2007 compared to $869 thousand as of December 31, 2006. Management does not expect to incur any material losses related to nonperforming assets. As of March 31, 2007 the company’s impaired loans with a valuation allowance amounted to $3.4 million, unchanged from December 31, 2006. The valuation allowance related to the loans was $768 thousand at March 31, 2007 and $743 thousand at December 31, 2006.

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

The Company’s Tier I capital position was $29.5 million at March 31, 2007, or 21.40% of risk-weighted assets. Total risk-based capital was $31.1 million or 22.61% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at March 31, 2007.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2007, the Company’s leverage capital ratio was 14.44%.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 200 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 200 basis points over the next twelve months would result in an increase in net interest income of $1.1 million, or 14.60%, while a similar decrease in rates would result in a decrease in net interest income of $1.2 million, or 15.89%. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earning impact likely will differ from projected.

Additional qualitative information about interest rate risk is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have not been any material changes since December 31, 2006.

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

On December 4, 2006, the plaintiff and the United States Department of Labor appealed the District Court’s dismissal to the United States Court of Appeals for the Fourth Circuit. The appeal is pending. The American Bankers Association, the American Association of Bank Directors, the Virginia Bankers Association and the Virginia Association of Community banks have each filed briefs with the Fourth Circuit supporting the Company’s position in the case.

1A.	Risk factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 9, 2007