Form 10-Q
period 2007-06-30
CARDINAL BANKSHARES CORP
filed 2007-08-13
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of August 2, 2007 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

June 30, 2007

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) June 30, 2007	(Audited) December 31, 2006

Assets
Cash and due from banks	$3,236	$3,416
Interest-bearing deposits	28,144	21,135
Federal funds sold	8,750	8,800
Investment securities available for sale, at fair value	24,753	23,654
Investment securities held to maturity (fair value June 30, 2007 - $17,763 December 31, 2006 - $17,443)	18,363	17,248
Restricted equity securities	536	554
Total loans	121,037	122,974
Allowance for loan losses	(1,669)	(1,640)

Net loans	119,368	121,334

Bank premises and equipment, net	4,403	4,071
Accrued interest receivable	975	974
Foreclosed properties	212	212
Bank owned life insurance	4,662	4,789
Other assets	1,808	1,662

Total assets	$215,210	$207,849

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$27,993	$28,279
Interest-bearing deposits	156,368	148,993

Total deposits	184,361	177,272

Accrued interest payable	230	221
Other liabilities	1,645	1,966

Total liabilities	186,236	179,459

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	11,243	10,453
Accumulated other comprehensive income, net	(551)	(345)

Total stockholders’ equity	28,974	28,390

Total liabilities and stockholders’ equity	$215,210	$207,849

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2007	2006	2007	2006
Interest income
Loans and fees on loans	$2,260	$2,267	$4,536	$4,583
Federal funds sold and securities purchased under agreements to resell	115	47	226	74
Investment securities:
Taxable	292	207	568	399
Exempt from federal income tax	220	213	440	431
Deposits with banks	369	85	661	196

Total interest income	3,256	2,819	6,431	5,683

Interest expense
Deposits	1,508	987	2,941	1,956
Borrowings	—	—	—	—

Total interest expense	1,508	987	2,941	1,956

Net interest income	1,748	1,832	3,490	3,727
Provision for loan losses	—	10	20	30

Net interest income after provision for loan losses	1,748	1,822	3,470	3,697

Noninterest income
Service charges on deposit accounts	62	64	112	132
Other service charges and fees	26	26	50	49
Net realized gains on sales of securities	—	—	1	3
Other operating income	81	92	362	222

Total noninterest income	169	182	525	406

Noninterest expense
Salaries and employee benefits	773	741	1,484	1,488
Occupancy and equipment	185	167	356	340
Foreclosed assets, net	—	(9)	—	(9)
Other operating expense	363	314	674	621

Total noninterest expense	1,321	1,213	2,514	2,440

Income before income taxes	596	791	1,481	1,663
Income tax expense	113	184	261	393

Net Income	$483	$607	$1,220	$1,270

Basic earnings per share	$0.31	$0.40	$0.79	$0.83
Diluted earnings per share	$0.31	$0.40	$0.79	$0.83
Dividends Paid Per Share	$0.28	$0.27	$0.28	$0.27
Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Six Months Ended June 30,	2007	2006
Cash flows from operating activities
Net income	$1,220	$1,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167	172
Net amortization (accretion) of bond premiums/discounts	19	11
Provision for loan losses	20	30
Net realized (gains) losses on investment securities	(1)	(3)
Net realized (gains) losses on sale of foreclosed assets	—	(9)
Deferred compensation and pension expense	88	129
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(1)	(21)
Increase (decrease) in accrued interest payable	9	3
Net change in other operating assets and liabilities	(322)	22

Net cash provided by operating activities	1,199	1,604

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(7,009)	1,604
Net (increase) decrease in federal funds sold	50	(1,475)
Purchase of investment securities	(9,652)	(4,327)
Proceeds from sale of available for sale securities	—	—
Purchase of restricted equity securities	—	(8)
Proceeds from redemption of equity securities	18	—
Proceeds from maturity and redemption of investment securities	7,107	3,713
Net (increase) decrease in loans	1,946	5,182
Net purchases of bank premises and equipment	(498)	(93)
Proceeds from sale of foreclosed assets	—	215

Net cash (used) provided by investing activities	(8,038)	4,811

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	(286)	2,168
Net (decrease) in interest-bearing deposits	7,375	(7,948)
Net increase (decrease) in securities sold	—	(134)
Dividends paid	(430)	(415)

Net cash (used) provided by financing activities	6,659	(6,329)

Net (decrease) increase in cash and cash equivalents	(180)	86
Cash and cash equivalents at beginning of year	3,416	4,292

Cash and cash equivalents at end of year	$3,236	$4,378

Supplemental disclosures of cash flow information
Interest paid	$2,932	$1,953
Income taxes paid	$444	$314

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Six months ended June 30, (In thousands)	2007	2006
Balance, at January 1	$1,640	$1,427
Provision charged to expense	20	30
Recoveries of amounts previously charged off	14	23
Loans charged off	(5)	(13)

Balance, at June 30,	$1,669	$1,467

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

(In thousands)	2007	2006
Commitments to extend credit	$12,169	$25,100
Standby letters of credit	1,126	471

Total	$13,295	$25,571

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended June 30, (In thousands)	2007	2006
Service cost	$45	$58
Interest cost	51	49
Expected return on plan assets	(54)	(49)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	1
Amortization of net (gain) or loss	2	6

Total net periodic benefit cost	$44	$64

Six months ended June 30, (In thousands)	2007	2006
Service cost	$89	$117
Interest cost	101	98
Expected return on plan assets	(107)	(98)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	3	3
Amortization of net (gain) or loss	4	11

Total net periodic benefit cost	$88	$129

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $175 thousand to this pension plan in 2007. As of June 30, 2007, no contributions have been made.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At June 30, 2007, the Bank operated eight branch facilities in the counties of Floyd, Montgomery, Roanoke, Carroll, Pulaski and the City of Salem. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. On May 1, 2007 the bank opened its eighth branch in Pulaski County, Virginia serving the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of June 30, 2007 were $215.2 million, an increase of $7.4 million from year-end 2006. Total loans declined 1.6% or $1.9 million during the first six months of this year to $119.4 million.

The investment securities portfolio reflected a net increase of $2.2 million. Federal funds sold declined $50 thousand during the first six months of 2007.

As of June 30, 2007, total deposits were $184.4 million, up approximately $7.1 million compared to year-end 2006. Non-interest-bearing core deposits declined $286 thousand to $28.0 million as compared to $28.3 million at year-end 2006. Interest-bearing deposits increased 5% or 7.4 million to $156.4 million. Deposits greater than $100 thousand amounted to $55.8 million at June 30, 2007 as compared to $52.0 million at year-end 2006.

Stockholders’ equity was $29.0 million as of June 30, 2007 compared to $28.4 million as of December 31, 2006. Year-to-date net income of $1.2 million accounted for the major portion of the change in stockholders’ equity occurring over the first six months of the year. Other factors affecting the change in stockholders’ equity were the payment on June 30, 2007 of the Company’s regular semi-annual cash dividend totaling $430 thousand, and the decline in accumulated other comprehensive income of $206 thousand caused by a decline in the market value of the available for sale portion of the Company’s investment portfolio. Management believes this decline in market value is a temporary decline.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2007 was $483 thousand, down 20.4% compared to $607 thousand for the three months ended June 30, 2006. Diluted earnings per share decreased 22.5% to $.31 for the three months ended June 30, 2007. Diluted earnings per share for the same period a year earlier was $.40.

Total interest income for the three months ended June 30, 2007 rose $437 thousand to $3.3 million compared to $2.8 million the same prior year quarter. Noninterest income remained level compared to the same prior year quarter at $169 thousand. Total interest expense increased $521 thousand to $1.5 million reflecting an increase in deposits due to the effect of certificate of deposit promotions during the quarter and increased interest rates paid thereon. Noninterest expense increased to $1.3 million for the second quarter of 2007 as compared to $1.2 million for the second quarter of 2006 due to increased staffing and the addition of the Fairlawn branch.

Net income for the six months ended June 30, 2007 was $1.2 million, down 4.0% compared to $1.3 million for the six months ended June 30, 2006. Diluted earnings per share decreased 4.8% to $.79 for the six months ended June 30, 2007. Diluted earnings per share for the same period a year earlier was $.83.

Interest income for the six months ended June 30, 2007 was $6.4 million, up 12.3% from the $5.7 million reported a year earlier. This increase reflects the slight increase in overall portfolio yield when compared to the same period a year earlier. Total interest expense rose $985 thousand compared to the six-month period ended June 30, 2006. Net interest income after the provision for loan losses for the six months ended June 30, 2007 decreased $227 thousand to $3.5 million.

Total noninterest income for the six months ended June 30, 2007 showed an increase of $119 thousand due primarily to an increase in other operating income. Total noninterest expense for the comparable six-month periods ended June 30 increased to $2.5 million.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first half of 2007, the provision for loan losses was $20 thousand as compared to $30 thousand provision for the same period in 2006. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2007 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.7 million at June 30, 2007. The allowance for loan losses to period end loans was 1.38% at June 30, 2007 compared to 1.33% and 1.18% at December 31, 2006 and June 30, 2006, respectively. The Company had net recoveries on loans in the amount of $9 thousand during the first half of 2007. This compares with net recoveries for the six months ended June 30, 2006 of $10 thousand.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $865 thousand as of June 30, 2007 compared to $869 thousand as of December 31, 2006. Management does not expect to incur any additional material losses related to nonperforming assets. As of June 30, 2007 the company’s impaired loans with a valuation allowance amounted to $3.0 million, down $400 thousand from December 31, 2006. The valuation allowance related to the loans was $758 thousand at June 30, 2007 and $743 thousand at December 31, 2006.

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

The Company’s Tier I capital position was $29.5 million at June 30, 2007, or 21.01% of risk-weighted assets. Total risk-based capital was $31.2 million or 22.20% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at June 30, 2007.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2007, the Company’s leverage capital ratio was 13.96%.

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

Item 4T.	CONTROLS AND PROCEDURES

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

The Company was named as a defendant in a complaint filed by a former employee with the United States Department of Labor (“DOL”) in 2002 under Section 806 of the Sarbanes-Oxley Act relating to so-called “whistleblowers”. The Company’s position is that the former employee was lawfully terminated by the Company’s Board of Directors and that Section 806 of the Sarbanes-Oxley Act did not apply to his termination. The Company’s position was initially upheld by the DOL but a DOL Administrative Law Judge (ALJ) reversed the earlier decision and entered a decision in favor of the former employee. The ALJ, among other things, ordered the employee to be reinstated while the case was awaiting final decision by the DOL. The Company appealed the ALJ decision to the DOL’s Administrative Review Board (“ARB”), which accepted the appeal. The Company refused to reinstate the former employee pending a final decision by the DOL. The former employee twice filed suit against the Company in the US District Court in Roanoke to enforce the ALJ’s so called preliminary order of reinstatement. The Company and its Board of Directors vigorously opposed these efforts and in each case the District Court refused to enforce the ALJ’s preliminary order. The DOL and the former employee appealed the last of these District Court decisions in favor of the Company to the United States 4th Circuit Court of Appeals. While this appeal has been pending, the DOL, through the ARB issued a final decision on May 31, 2007 dismissing the former employee’s Sarbanes-Oxley complaint in its entirety and rendering a final decision in the Company’s favor. Because of this final decision, the Company has moved to dismiss as moot the 4th Circuit appeal by the former employee and DOL relating to the District Court’s refusal to enforce the ALJ’s preliminary reinstatement order now that the DOL has issued a final decision in the Company’s favor. The former employee has appealed to the 4th Circuit the DOL’s final decision throwing out his Sarbanes-Oxley complaint. The Company intends to intervene in and vigorously oppose the former employee’s appeal.

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

2	Unregistered sales of equity securities and use of proceeds – None

3	Defaults upon senior securities – None

4	Submission of matters to a vote of security holders

On April 25, 2007, the issuer held its 2007 Annual Meeting of Shareholders. At the meeting, the following seven persons were elected to the Board of Directors of the issuer until the 2007 Annual Meeting. The results of the vote were as follows:

	For	Withheld
Dr. Joseph Howard Conduff, Jr.	1,063,856	139,601
William Gardner, Jr.	1,063,856	139,601
Kevin D. Mitchell	1,063,856	139,601
Ronald Leon Moore	1,066,263	137,194
Dr. A. Carole Pratt	1,062,653	140,804
Dorsey H. Thompson	1,063,856	139,601
G. Harris Warner, Jr.	1,080,704	122,753

5	Other information – None

6	Exhibits

31.1	–	Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)

31.2	–	Certification of Chief Financial Officer Pursuant To Rule 13a-14(a)

32.1	–	Certification of Chief Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman of the Board, President and Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Vice President and Chief Financial Officer

Date: August 8, 2007