Form 10-Q
period 2007-09-30
CARDINAL BANKSHARES CORP
filed 2007-11-14
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of November 12, 2007 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

September 30, 2007

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) September 30, 2007	(Audited) December 31, 2006
Assets
Cash and due from banks	$2,248	$3,416
Interest-bearing deposits	27,085	21,135
Federal funds sold	9,050	8,800
Investment securities available for sale, at fair value	25,254	23,654
Investment securities held to maturity (fair value September 30, 2007 - $ 18,208 December 31, 2006 - $17,443)	18,426	17,248
Restricted equity securities	536	554
Total loans	118,046	122,974
Allowance for loan losses	(1,707)	(1,640)

Net loans	116,339	121,334

Bank premises and equipment, net	4,321	4,071
Accrued interest receivable	1,053	974
Foreclosed properties	212	212
Bank owned life insurance	4,710	4,789
Other assets	1,833	1,662

Total assets	$211,067	$207,849

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$30,255	$28,279
Interest-bearing deposits	149,326	148,993

Total deposits	179,581	177,272

Accrued interest payable	237	221
Other liabilities	1,755	1,966

Total liabilities	181,573	179,459

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	11,744	10,453
Accumulated other comprehensive income, net	(532)	(345)

Total stockholders’ equity	29,494	28,390

Total liabilities and stockholders’ equity	$211,067	$207,849

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2007	2006	2007	2006
Interest income
Loans and fees on loans	$2,288	$2,493	$6,824	$7,076
Federal funds sold and securities purchased under agreements to resell	112	68	338	142
Investment securities:
Taxable	321	203	889	602
Exempt from federal income tax	223	210	663	641
Deposits with banks	369	111	1,030	307

Total interest income	3,313	3,085	9,744	8,768

Interest expense
Deposits	1,518	1,047	4,459	3,003
Borrowings	—	—	—	—

Total interest expense	1,518	1,047	4,459	3,003

Net interest income	1,795	2,038	5,285	5,765
Provision for loan losses	—	135	20	165

Net interest income after provision for loan losses	1,795	1,903	5,265	5,600

Noninterest income
Service charges on deposit accounts	57	73	169	205
Other service charges and fees	25	24	75	73
Net realized gains on sales of securities	—	—	1	3
Other operating income	95	90	457	312

Total noninterest income	177	187	702	593

Noninterest expense
Salaries and employee benefits	801	733	2,285	2,221
Occupancy and equipment	171	165	527	505
Foreclosed assets, net	2	—	2	(9)
Other operating expense	372	396	1,046	1,017

Total noninterest expense	1,346	1,294	3,860	3,734

Income before income taxes	626	796	2,107	2,459
Income tax expense	125	186	386	579

Net Income	$501	$610	$1,721	$1,880

Basic earnings per share	$0.33	$0.40	$1.12	$1.23
Diluted earnings per share	$0.33	$0.40	$1.12	$1.23
Dividends paid per share	$—	$—	$0.28	$0.27
Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Nine Months Ended September 30,	2007	2006
Cash flows from operating activities
Net income	$1,721	$1,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257	257
Net amortization (accretion) of bond premiums/discounts	19	20
Provision for loan losses	20	165
Net realized (gains) losses on investment securities	(1)	(3)
Net realized (gains) losses on sale of foreclosed assets	—	(9)
Deferred compensation and pension expense	131	129
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(79)	62
Increase (decrease) in accrued interest payable	16	38
Net change in other operating assets and liabilities	(337)	(76)

Net cash provided by operating activities	1,747	2,463

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(5,950)	(613)
Net (increase) decrease in federal funds sold	(250)	(2,650)
Purchase of investment securities	(11,882)	(6,036)
Proceeds from sale of available for sale securities	—	—
Purchase of restricted equity securities	—	(8)
Proceeds from redemption of equity securities	18	—
Proceeds from maturity and redemption of investment securities	8,802	6,510
Net (increase) decrease in loans	4,975	6,739
Net purchases of bank premises and equipment	(507)	(140)
Proceeds from sale of foreclosed assets	—	215

Net cash (used) provided by investing activities	(4,794)	4,017

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	1,976	297
Net (decrease) in interest-bearing deposits	333	(6,624)
Net increase (decrease) in securities sold	—	(134)
Dividends paid	(430)	(415)

Net cash (used) provided by financing activities	1,879	(6,876)

Net (decrease) increase in cash and cash equivalents	(1,168)	(396)
Cash and cash equivalents at beginning of year	3,416	4,292

Cash and cash equivalents at end of year	$2,248	$3,896

Supplemental disclosures of cash flow information
Interest paid	$4,443	$2,965
Income taxes paid	$513	$556

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Nine months ended September 30, (In thousands)	2007	2006
Balance, at January 1	$1,640	$1,427
Provision charged to expense	20	165
Recoveries of amounts previously charged off	52	26
Loans charged off	(5)	(26)

Balance, at September 30,	$1,707	$1,592

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

(In thousands)	2007	2006
Commitments to extend credit	$19,842	$22,537
Standby letters of credit	1,029	471

Total	$20,871	$23,008

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended September 30, (In thousands)	2007	2006
Service cost	$45	$58
Interest cost	51	49
Expected return on plan assets	(54)	(49)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	1
Amortization of net (gain) or loss	2	6

Total net periodic benefit cost	$44	$64

Nine months ended September 30, (In thousands)	2007	2006
Service cost	$135	$174
Interest cost	153	147
Expected return on plan assets	(162)	(147)
Amortization of net obligation at transition	(3)	(3)
Amortization of prior service cost	3	3
Amortization of net (gain) or loss	6	18

Total net periodic benefit cost	$132	$192

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $175 thousand to this pension plan in 2007. As of September 30, 2007, no contributions have been made.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At September 30, 2007, the Bank operated eight branch facilities in the counties of Floyd, Montgomery, Roanoke, Carroll, Pulaski and the City of Salem. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. On May 1, 2007 the bank opened its eighth branch in Pulaski County, Virginia serving the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of September 30, 2007 were $211.1 million, an increase of $3.3 million from year-end 2006. Total loans declined 4.1% or $5.0 million during the first nine months of this year to $116.3 million.

The investment securities portfolio reflected a net increase of $2.8 million. Federal funds sold increased $250 thousand during the first nine months of 2007.

As of September 30, 2007, total deposits were $179.6 million, up approximately $2.3 million compared to year-end 2006. Non-interest-bearing core deposits increased $2.0 million to $30.3 million as compared to $28.3 million at year-end 2006. Interest-bearing deposits increased .01% or 333 thousand to $149.3 million. Deposits greater than $100 thousand amounted to $55.1 million at September 30, 2007 as compared to $52.0 million at year-end 2006.

Stockholders’ equity was $29.5 million as of September 30, 2007 compared to $28.4 million as of December 31, 2006. Year-to-date net income of $1.7 million accounted for the major portion of the change in stockholders’ equity occurring over the first nine months of the year. Other factors affecting the change in stockholders’ equity were the payment on June 30, 2007 of the Company’s regular semi-annual cash dividend totaling $430 thousand, and the decline in accumulated other comprehensive income of $187 thousand caused by a decline in the market value of the available for sale portion of the Company’s investment portfolio. Management believes this decline in market value is a temporary decline.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2007 was $501 thousand, down 17.9% compared to $610 thousand for the three months ended September 30, 2006. Diluted earnings per share decreased 17.5% to $.33 for the three months ended September 30, 2007. Diluted earnings per share for the same period a year earlier was $.40.

Total interest income for the three months ended September 30, 2007 rose $228 thousand to $3.3 million compared to $3.1 million the same prior year quarter. Noninterest income declined 6.1%, or $10 thousand to $177 as compared to the same prior year quarter at $187 thousand. Total interest expense increased $471 thousand to $1.5 million reflecting an increase in deposits due to the effect of certificate of deposit promotions during the quarter and increased interest rates paid thereon. Noninterest expense remained level compared to the same prior year quarter at $1.3 million.

Net income for the nine months ended September 30, 2007 was $1.7 million, down 10.5% compared to $1.9 million for the nine months ended September 30, 2006. Diluted earnings per share decreased 8.9% to $1.12 for the nine months ended September 30, 2007. Diluted earnings per share for the same period a year earlier was $1.23.

Interest income for the nine months ended September 30, 2007 was $9.7 million, up 11.1% from the $8.8 million reported a year earlier. This increase reflects the slight increase in overall portfolio yield when compared to the same period a year earlier. Total interest expense rose $1.5 million compared to the nine-month period ended September 30, 2006. Net interest income after the provision for loan losses for the nine months ended September 30, 2007 decreased $335 thousand to $5.3 million.

Total noninterest income for the nine months ended September 30, 2007 showed an increase of $109 thousand due primarily to an increase in other operating income. Total noninterest expense for the comparable nine-month periods ended September 30 increased to $3.9 million.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first nine months of 2007, the provision for loan losses was $20 thousand as compared to $165 thousand provision for the same period in 2006. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2007 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.7 million at September 30, 2007. The allowance for loan losses to period end loans was 1.45% at September 30, 2007 compared to 1.33% and 1.29% at December 31, 2006 and September 30, 2006, respectively. The Company had net recoveries on loans in the amount of $52 thousand during the first nine month of 2007. This compares with net recoveries for the nine months ended September 30, 2006 of $26 thousand.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $861 thousand as of September 30, 2007 compared to $869 thousand as of December 31, 2006. Management does not expect to incur any additional material losses related to nonperforming assets. As of September 30, 2007 the company’s impaired loans with a valuation allowance amounted to $3.4 million, unchanged from December 31, 2006. The valuation allowance related to the loans was $749 thousand at September 30, 2007 and $743 thousand at December 31, 2006.

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

The Company’s Tier I capital position was $30.0 million at September 30, 2007, or 21.88% of risk-weighted assets. Total risk-based capital was $31.7 million or 23.13% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at September 30, 2007.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2007, the Company’s leverage capital ratio was 14.33%.

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

Date: November 12, 2007