Form 10-K
period 2007-12-31
CARDINAL BANKSHARES CORP
filed 2008-03-17
CIK 1022759

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27,643,194 as of February 27, 2008.

1,535,733 shares of the Issuer’s common stock were issued and outstanding as of February 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2007 is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part III, Item 15. The issuer’s Proxy Statement dated March 27, 2008 is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

(2) COMPETITIVE CONDITIONS

The bank business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 2007, there were two commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The competing institution is not locally owned.

Floyd County generates approximately 62% of the Bank’s total deposits. In the other parts of the Bank’s trade area (the Virginia counties of Roanoke, Montgomery, and Carroll and the Cities of Roanoke and Salem, Virginia), there are a number of locally owned community banks, statewide banking organizations, and affiliate banks of southeast regional bank holding companies in operation.

(3) CUSTOMERS

Deposits are derived from a broad base of customers in its trade area. No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Bank.

The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are also depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2.7 million. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $29.9 million at December 31, 2007 and approximately $33.1 million at December 31, 2006.

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

(7) EMPLOYEES

The Bank had 31 officers, 45 full-time employees and 7 part-time employees as of December 31, 2007.

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

ITEM 3. LEGAL PROCEEDINGS

On December 12, 2002, Cardinal’s former Chief Financial Officer, Mr. David Welch, filed a complaint against Cardinal with the United States Department of Labor under Section 806 of the Sarbanes-Oxley Act. Welch alleges in his complaint that his termination in October 2002 violated the Act and seeks reinstatement, back pay and damages. The Company maintains that the independent members of Cardinal’s Board of Directors terminated Welch lawfully because he refused to comply with the directive of the Audit Committee attempting to look into certain matters raised by Mr. Welch. The Audit Committee, after full investigation, later concluded that the matters raised by Mr. Welch had no merit. The Board’s decision was upheld by the Department of Labor initially. A Department of Labor Administrative Judge reversed the earlier decision in Cardinal’s favor and entered a decision in Welch’s favor on January 28, 2004. The parties submitted evidence of damages without a further hearing in December 2004 and January 2005, and Welch’s motion for damages was granted b the Administrative Law Judge in a Supplemental Recommended Decision and Order dated February 5, 2005.

Cardinal petitioned for review of the Administrative Law Judge’s two decisions, and the Administrative Review Board accepted the case for review. Briefs were submitted by both sides, and additional briefs were submitted in support of Cardinal by the American Bankers Association, the Virginia Bankers Association, and the Virginia Association of Community Banks as amici curiae.

Meanwhile, Welch’s counsel made unsuccessful attempts to force Welch’s reinstatement. He moved the Administrative Law Judge for sanctions against Cardinal for failure to reinstate Welch as CFO. The motion was denied on August 9, 2005.

Welch then filed an action in the United States District Court for the Western District of Virginia, seeking enforcement of what he believed to be a preliminary order of reinstatement. The District Court dismissed that action on January 6, 2006, concluding that it was reasonable for Cardinal to believe it had not been ordered to reinstate Welch when the Administrative Law Judge’s decision was worded as a recommendation.

Welch then filed two motions simultaneously, one to the Administrative Law Judge seeking “expedited clarification” of the purported order of reinstatement, another to the District Court to alter or amend its judgment of dismissal. Both motions were denied, on January 24 and January 26, 2006, respectively.

Welch then filed with Department of Labor Administrative Review Board on February 8, 2006 a Motion for Expedited Order Confirming Preliminary Order of Reinstatement Has Issued. This Motion was granted on March 31, 2006. On April 17, 2006, Cardinal filed a motion with the Department of Labor Administrative Review Board seeking a stay of the preliminary order of reinstatement. This motion was denied on June 9, 2006, leaving the preliminary order of reinstatement in effect.

On July 6, 2006, Welch filed a Petition to Enforce Order of Reinstatement of the United States Department of Labor with the United States District Court in Roanoke. The Department of Labor moved to intervene to support Welch’s Petition. Cardinal’s individual directors also moved to intervene to oppose Welch’s Petition. The American Association of Bank Directors similarly moved to intervene to oppose Welch’s Petition. Cardinal moved to dismiss Welch’s Petition on the basis that the Sarbanes-Oxley statute does not give the District Court jurisdiction to enforce a Department of Labor Preliminary Order of Reinstatement. On October 5, 2006, the District Court granted Cardinal’s motion to dismiss, concluding that the Court did not have jurisdiction to enforce the Preliminary Order.

On December 4, 2006, Welch and the United States Department of Labor appealed the District Court’s dismissal to the United States Court of Appeals for the Fourth Circuit. A decision in that appeal is still pending.

On May 31, 2007, while the appeal of the enforcement action was still pending in the Fourth Circuit, the Administrative Review Board reversed the decision of the Administrative Law Judge and denied Welch’s complaint. This was a final order of the Department of Labor. In light of that ruling, there no longer was any preliminary order to enforce. Thus, Cardinal moved to dismiss the appeal of the enforcement order as moot. The Fourth Circuit has not yet ruled on that motion.

Meanwhile, on July 9, 2007, Welch petitioned the Fourth Circuit to review the May 31, 2007 ruling of the Administrative Review Board. Cardinal moved to intervene in the case, which the Court permitted it to do. The American Association of Bank Directors and the Virginia Bankers Association and Virginia Association of Community Banks have submitted briefs as amici curiae in support of Cardinal. The parties are still briefing the issues for the Fourth Circuit, and the matter has not yet been scheduled for oral agreement.

Thus, there are two appeals pending before the Fourth Circuit: an appeal of the District Court’s dismissal of Welch’s enforcement action, and an appeal of the Administrative Review Board’s denial of Welch’s complaint. Cardinal’s likelihood of success on both of those appeals is good.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A)	The Company’s stock is traded on the OTC Bulletin Board under the symbol CDBK. The following table shows the trading ranges of the Common Stock for the previous five years.

Year	High	Low
2007	$20.15	$18.00
2006	$21.50	$19.10
2005	$23.50	$20.00
2004	$25.00	$19.90
2003	$24.25	$17.60

(B)	The approximate number of holders of the Bank’s 1,535,733 Common Stock Securities as of December 31, 2007, is 654.

(C)	Dividends paid for 2007 were $0.60 and 2006 were $0.58 per share owned. The Company’s ability to declare and pay dividends in the future is dependent upon its consolidated net income, fiscal and general business condition. Subject to these considerations, as well as, laws and regulations governing the payment of dividends, the Company may declare dividends at the discretion of the Board of Directors only. The Company currently expects that dividends will continue to be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K appears in the Company’s 2007 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by Item 7 of Form 10-K appears in the Company’s 2007 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K appears in the Company’s 2007 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal control over financial reporting occurred during our fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K appears in the Company’s Proxy Statement for the 2008 Annual Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s Proxy Statement for the 2008 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s Proxy Statement for the 2008 Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company’s Proxy Statement for the 2008 Annual Meeting and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s Proxy Statement for the 2008 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

		Page Number
1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	11

	Consolidated Balance Sheets - December 31, 2007 and 2006	12

	Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005	13

	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2007, 2006 and 2005	14

	Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005	15

	Notes to Consolidated Financial Statements	16

2.	Financial Statement Schedules:

	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits:

	13.1	2007 Annual Report to Stockholders

	14	Code of Ethics for Senior Officers to Rule 13a-14(a)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

	32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	REPORTS ON FORM 8-K filed during the fourth quarter of 2007:

On December 13, 2007, the Company filed a report on Form 8-K to announce its semi-annual dividend payable on December 31, 2007 to stockholders of record as of December 24, 2007.

On December 18, 2007 the Company filed a report on Form 8-K to announce a correction to it’s previously filed Form 8-K of the December 13, 2007 filing. The correction was for a typographical error in reporting the amount of the dividend payable per share from $.30 per share to $.32 per share.

FINANCIAL STATEMENT SCHEDULES

See Item 15(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore		/s/ J. Alan Dickerson
Ronald Leon Moore		J. Alan Dickerson
Chairman, President & Chief Executive Officer		Vice President, Controller & Chief Financial Officer
Date:	March 7, 2008	Date:	March 7, 2008

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Leon Moore	Director, Chairman, President & Chief Executive Officer	March 7, 2008
Ronald Leon Moore

/s/ Joseph Howard Conduff, Jr.	Director & Chairman of Audit Committee	March 7, 2008
Joseph Howard Conduff, Jr.

/s/ W. R. Gardner, Jr.	Director	March 7, 2008
W. R. Gardner, Jr.

/s/ Kevin D. Mitchell	Director	March 7, 2008
Kevin D. Mitchell

/s/ A. Carole Pratt	Director	March 7, 2008
A. Carole Pratt

/s/ G. Harris Warner, Jr.	Director	March 7, 2008
G. Harris Warner, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description
13.1	2007 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)

14	Code of Ethics for Senior Officers to Rule 13a-14(a)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Cardinal Bankshares Corporation and Subsidiaries

2007 Annual Report

Market for the Company’s Common Stock, Related Stockholder Matters, Stock Prices and Dividends

The Company’s common stock is traded on the OTC Bulletin Board under the symbol CDBK. Some Internet sites providing stock quotations may require the use of CDBK.OB to access information about Cardinal’s stock. As of December 31, 2007, the Company had issued and outstanding 1,535,733 shares of common stock which were held by approximately 654 stockholders of record.

Set forth below are the high and low (bid quotations/sales prices), known to the management of the Company, for each quarter in the last three fiscal years.

	2007		2006		2005
	High	Low	High	Low	High	Low
First Quarter	$20.00	$19.35	$21.50	$21.00	$21.75	$20.00
Second Quarter	20.15	19.35	21.50	20.75	22.00	21.00
Third Quarter	20.00	18.65	21.00	20.00	23.50	21.27
Fourth Quarter	19.00	18.00	21.00	19.10	21.90	21.00

Cash dividends paid in 2007, 2006 and 2005 were $921 thousand, $891 thousand, and $814 thousand, respectively.

Cardinal Bankshares Corporation and Subsidiaries

Selected Historical Financial Information

In thousands, except share, per share and shares outstanding data

	2007	2006	2005	2004	2003
Summary of Operations
Interest income	$12,958	$11,913	$10,684	$9,920	$9,874
Interest expense	5,892	4,317	3,526	3156	3,809

Net interest income	7,066	7,596	7,158	6,764	6,065
Provision for loan losses	(19)	208	48	55	30
Noninterest income	975	924	759	769	874
Noninterest expense	5,286	5,038	5,070	4,609	4,322
Income taxes	517	763	596	627	562

Net income	$2,257	$2,511	$2,203	$2,242	$2,025

Per Share Data
Basic earnings per share	$1.47	$1.63	$1.44	$1.46	$1.32
Diluted earnings per share	1.47	1.63	1.44	1.46	1.32
Cash dividends declared	0.60	0.58	0.53	0.50	0.47
Book value	19.48	18.49	17.62	16.83	15.92

Year-end Balance Sheet Summary
Assets	$209,261	$207,849	$196,235	$190,591	$186,412
Loans, net	122,783	121,334	128,554	123,042	119,033
Securities	45,838	41,456	37,324	41,546	40,929
Earning assets	194,065	193,811	180,926	176,393	174,502
Deposits	177,649	177,272	167,848	161,255	159,215
Stockholders’ equity	29,913	28,390	27,058	25,850	24,454
Shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733	1,535,733

Average Daily Balance
Assets	$211,809	$193,688	$191,346	$185,999	$188,831
Loans, net	118,755	123,775	128,096	119,878	116,054
Securities	43,681	37,672	38,299	41,665	43,054
Earning assets	197,933	179,695	177,439	173,930	178,553
Deposits	179,973	164,033	162,126	156,915	162,857
Stockholders’ equity	29,314	28,139	26,662	25,365	24,051
Weighted average shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733	1,535,733

Selected Ratios
Return on average assets	1.07%	1.30%	1.15%	1.21%	1.07%
Return on average equity	7.70%	8.92%	8.26%	8.84%	8.42%
Dividends declared as percent of net income	40.82%	35.58%	36.81%	34.25%	35.61%
Net interest margin (tax-equivalent basis)	3.57%	4.41%	4.22%	4.08%	3.57%
Allowance for loan losses as a percentage of total loans	1.34%	1.33%	1.10%	1.31%	1.41%
Average equity to average assets	13.84%	14.53%	13.93%	13.64%	12.74%
Risk-based capital	22.26%	21.71%	20.42%	20.74%	20.37%

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cardinal Bankshares Corporation

Floyd, Virginia

We have audited the consolidated balance sheets of Cardinal Bankshares Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Bankshares Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Cardinal Bankshares Corporation’s internal control over financial reporting as of December 31, 2007 included in the Form 10-K and, accordingly, we do not express an opinion thereon.

Galax, Virginia

March 14, 2008

www.elliottdavis.com

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2007	2006
Assets
Cash and due from banks	$4,526	$3,416
Interest-bearing deposits in banks	15,511	21,135
Federal funds sold	8,800	8,800
Investment securities available for sale, at fair value	26,312	23,654
Investment securities held to maturity (fair value approximates $19,120 and $17,443 at December 31, 2007 and 2006, respectively)	18,990	17,248
Restricted equity securities	536	554

Total loans	124,452	122,974
Allowance for loan losses	(1,669)	(1,640)

Net loans	122,783	121,334

Bank premises and equipment, net	4,262	4,071
Accrued interest receivable	1,045	974
Foreclosed properties	212	212
Bank owned life insurance	4,757	4,789
Other assets	1,527	1,662

Total assets	$209,261	$207,849

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$29,562	$28,279
Interest-bearing deposits	148,087	148,993

Total deposits	177,649	177,272

Accrued interest payable	211	221
Other liabilities	1,488	1,966

Total liabilities	179,348	179,459

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $10 par value; 5,000,000 shares authorized; 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	11,789	10,453
Accumulated other comprehensive loss	(158)	(345)

Total stockholders’ equity	29,913	28,390

Total liabilities and stockholders’ equity	$209,261	$207,849

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

Years ended December 31, (In thousands, except share and per share data)	2007	2006	2005
Interest and dividend income
Loans and fees on loans	$9,125	$9,395	$8,698
Federal funds sold and securities purchased under agreements to resell	443	249	142
Investment securities:
Taxable	1,191	802	734
Exempt from federal income tax	895	852	918
Dividend income	32	33	25
Deposits with banks	1,272	582	167

Total interest income	12,958	11,913	10,684

Interest expense
Deposits	5,892	4,317	3,500
Borrowings	—	—	26

Total interest expense	5,892	4,317	3,526

Net interest income	7,066	7,596	7,158

Provision for (recovery of) loan losses	(19)	208	48

Net interest income after provision for (recovery of) loan losses	7,085	7,388	7,110

Noninterest income
Service charges on deposit accounts	224	281	262
Other service charges and fees	103	100	100
Net realized gains on sales of securities	56	3	9
Income on bank owned life insurance	377	158	148
Other income	215	382	240

Total noninterest income	975	924	759

Noninterest expense
Salaries and employee benefits	3,191	2,984	2,991
Occupancy and equipment	697	681	710
Legal and professional	410	400	446
Bank franchise tax	131	132	139
Data processing services	158	187	—
Foreclosed assets, net	3	(7)	(13)
Other operating expense	696	661	797

Total noninterest expense	5,286	5,038	5,070

Income before income taxes	2,774	3,274	2,799

Income tax expense	517	763	596

Net income	$2,257	$2,511	$2,203

Basic earnings per share	$1.47	$1.63	$1.44

Diluted earnings per share	$1.47	$1.63	$1.44

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	$15,357	$2,925	$7,444	$124	$25,850

Comprehensive income
Net income	—	—	2,203	—	2,203
Net unrealized securities gains arising during the period, net of taxes of $(90)	—	—	—	(175)	(175)
Realized securities gains, net of taxes of $(3)	—	—	—	(6)	(6)

Total comprehensive income					2,022
Cash dividends declared ($0.53 per share)	—	—	(814)	—	(814)

Balance, December 31, 2005	15,357	2,925	8,833	(57)	27,058

Comprehensive income
Net income	—	—	2,511	—	2,511
Net unrealized securities losses arising during the period, net of taxes of $15	—	—	—	28	28
Realized securities gains, net of taxes of $(1)	—	—	—	(2)	(2)

Total comprehensive income					2,537
Cash dividends declared ($0.58 per share)	—	—	(891)	—	(891)
Adjustment to initially apply, SFAS No. 158 net of taxes of $162	—	—	—	(314)	(314)

Balance, December 31, 2006	15,357	2,925	10,453	(345)	28,390

Comprehensive income
Net income	—	—	2,257	—	2,257
Net unrealized securities gains arising during the period, net of taxes of $(15)	—	—	—	(30)	(30)

Realized securities gains, net of taxes of $(19)	—	—	—	(37)	(37)
Adjustment for SFAS No 158, net of taxes of $127	—	—	—	254	254

Total comprehensive income					2,444
Cash dividends declared ($0.60 per share)	—	—	(921)	—	(921)

Balance, December 31, 2007	$15,357	$2,925	$11,789	$(158)	$29,913

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, (In thousands)	2007	2006	2005
Cash flows from operating activities
Net income	$2,257	$2,511	$2,203
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	328	340	345
Accretion of discount on securities, net of amortization of premiums	(3)	23	10
Provision for loan losses	(19)	208	48
Deferred income taxes	153	155	(49)
Net realized gains on securities	(56)	(3)	(9)
Net realized gain on sale of foreclosed assets	—	(21)	(17)
Deferred compensation and pension expense (benefit)	165	248	(128)
Changes in assets and liabilities:
Accrued income	(71)	24	(65)
Other assets	(82)	(448)	(407)
Accrued interest payable	(10)	87	24
Other liabilities	(259)	657	264

Net cash provided by operating activities	2,403	3,781	2,219

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	5,624	(12,093)	(5,440)
Net (increase) decrease in federal funds sold	—	(3,675)	2,050
Purchases of available for sale securities	(13,872)	(10,704)	(5,828)
Sales of available for sale securities	486	—	750
Maturities, calls and paydowns of available for sale securities	10,694	6,389	6,435
Purchases of held to maturity securities	(3,360)	(1,796)	(958)
Maturities, calls and paydowns of held to maturity securities	1,610	2,006	3,490
Call (purchase) of restricted equity securities	18	(8)	57
Net (increase) decrease in loans	(1,430)	7,012	(5,976)
Net purchases of property and equipment	(519)	(414)	(137)
Proceeds from sale of foreclosed assets	—	227	48

Net cash used by investing activities	(749)	(13,056)	(5,509)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	1,283	1,532	(464)
Net increase (decrease) in interest-bearing deposits	(906)	7,892	7,057
Net decrease in other borrowings	—	(134)	(2,359)
Dividends paid	(921)	(891)	(814)

Net cash provided (used) by financing activities	(544)	8,399	3,420

Net increase (decrease) in cash and cash equivalents	1,110	(876)	130

Cash and cash equivalents, beginning	3,416	4,292	4,162

Cash and cash equivalents, ending	$4,526	$3,416	$4,292

Supplemental disclosures of cash flow information
Interest paid	$5,902	$4,230	$3,502

Income taxes paid	$640	$728	$639

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$—	$416

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

Bank of Floyd and its wholly-owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. The Bank serves the counties of Floyd, Carroll, Montgomery, and Roanoke, Virginia and the Cities of Roanoke, Christiansburg and Salem, Virginia, through eight banking offices. The bank opened its most recent branch at Fairlawn, Virginia in Pulaski County on May 1, 2007. FBC Inc.’s assets and operations consist primarily of annuity sales and minority interests in an insurance company and a title insurance company.

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

Critical Accounting Policy

Management believes the policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity. Management must make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and Board of Directors.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Premises and Equipment

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

The overfunded or underfunded status of the plan is reported on the balance sheet in accordance with SFAS No. 158. Gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 are recognized in accumulated other comprehensive income, net of tax effects.

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

In 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Financial Instruments, continued

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its

Fair Value of Financial Instruments, continued

disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for these items approximate their fair values.

Interest-bearing deposits in banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

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

Loans receivable: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments, continued

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and /or disclosure of financial information by the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and did not impact the Company’s accounting measurements but will result in additional disclosures.

In September 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply I when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 10 applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities, which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 was effective for the Company on January 1, 2008 with no effect to the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-ended company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Note 2. Restrictions on Cash and Due from Banks

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $1.0 million for each of the two week periods including December 31, 2007 and 2006.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2007 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Government sponsored enterprises	$7,792	$31	$256	$7,567
State and municipal securities	2,922	28	8	2,942
Mortgage-backed securities	14,290	101	88	14,303
Other securities	1,455	45	—	1,500

	$26,459	$205	$352	$26,312

Held to maturity
State and municipal securities	$18,940	$241	$110	$19,071
Mortgage-backed securities	50	—	1	49

	$18,990	$241	$111	$19,120

2006 (In thousands)
Available for sale
Government sponsored enterprises	$7,290	$1	$94	$7,197
State and municipal securities	2,407	22	1	2,428
Mortgage-backed securities	12,548	67	94	12,521
Other securities	1,455	53	—	1,508

	$23,700	$143	$189	$23,654

Held to maturity
State and municipal securities	$17,155	$283	$87	$17,351
Mortgage-backed securities	93	—	1	92

	$17,248	$283	$88	$17,443

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

Investment securities with amortized cost of approximately $5.5 million and $6.0 million at December 31, 2007 and 2006, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

(In thousands)	2007	2006	2005
Realized gains, available for sale securities	$56	$—	$9
Realized gains, held to maturity securities	—	3	—

	$56	$3	$9

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Securities, continued

The scheduled maturities of debt securities available for sale and held to maturity at December 31, 2007 were as follows:

(In thousands)	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,198	$1,199	$920	$925
Due after one year through five years	4,191	4,215	4,916	4,994
Due after five years through ten years	2,143	1,905	7,144	7,233
Due after ten years	18,927	18,993	6,010	5,968

	$26,459	$26,312	$18,990	$19,120

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following table shows the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007.

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$—	$—	$744	$256	$744	$256
State and municipal securities	4,168	82	2,918	36	7,086	118
Mortgage-backed securities	1,942	10	4,049	79	5,991	89

Total temporarily impaired securities	$6,110	$92	$7,711	$371	$13,821	$463

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At December 31, 2007, the Company had two government-sponsored securities with an aggregate unrealized loss of approximately $256 thousand, 21 state and municipal securities with an aggregate unrealized loss of approximately $118 thousand and 27 mortgaged-backed securities with an aggregate unrealized loss of approximately $89 thousand. Management does not believe that gross unrealized losses, which totals 3.3% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the Consolidated Balance Sheets are summarized below:

December 31, (In thousands)	2007	2006
Commercial	$6,632	$5,664
Real estate
Construction and land development	19,168	11,362
Residential, 1-4 families	23,584	23,441
Residential, 5 or more families	1,761	1,858
Farmland	3,362	3,077
Nonfarm, nonresidential	62,781	71,650
Agricultural	384	675
Consumer	3,836	2,135
Other	3,258	3,408

Gross loans	124,766	123,270
Unearned discount and net deferred loan fees and costs	(314)	(296)

Total loans	124,452	122,974
Allowance for loan losses	(1,669)	(1,640)

Net loans	$122,783	$121,334

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Years ended December 31, (In thousands)	2007	2006	2005
Balance, at January 1	$1,640	$1,427	$1,631

Provision (recovery) charged to expense	(19)	208	48
Recoveries of amounts charged off	53	32	93
Amounts charged off	(5)	(27)	(345)

Balance, at December 31	$1,669	$1,640	$1,427

The following is a summary of information pertaining to impaired loans at December 31:

(In thousands)	2007	2006
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	3,355	3,357

Total impaired loans	$3,355	$3,357

Valuation allowance related to impaired loans	$703	$743

	2007	2006	2005
Average investment in impaired loans	$3,355	$2,748	$—

Interest income recognized for the year	$226	$275	$—

Interest income recognized on a cash basis for the year	$224	$275	$—

The Company is not committed to advance additional funds in connection with impaired loans.

Nonaccrual loans and loans past due 90 days or more at December 31, 2007 were $646 thousand and $245 respectively. At December 31, 2006, those amounts were $657 thousand and $0 thousand, respectively.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Bank Premises and Equipment

Bank premises and equipment included in the Consolidated Balance Sheets are as follows:

December 31, (In thousands)	2007	2006
Land	$929	$929
Bank premises	4,644	4,269
Furniture and equipment	3,250	3,106

Total	8,823	8,304
Less accumulated depreciation	(4,561)	(4,233)

Bank premises and equipment, net	$4,262	$4,071

The Bank has entered into long-term leases for two of its branch banking facilities under agreements accounted for as operating leases. These leases expire in 2009, including the exercise of renewal options ranging from three to five years. The Bank also entered into a long-term lease for land for one of its branches. The lease has an initial term of ten years, with automatic renewal in ten year increments terminating in 2046. Rental expense was $78 thousand, $59 thousand and $51 thousand for 2007, 2006 and 2005, respectively. Future minimum lease payments are as follows:

(In thousands)
2008	$78
2009	56
2010	28
2011	28
2012	28
Years thereafter	103

Total	$321

Note 7. Deposits

The composition of deposits is as follows:

December 31, (In thousands)	2007	2006
Demand deposits, noninterest bearing	$29,562	$28,279
NOW and money market accounts	14,950	15,501
Savings deposits	17,282	20,958
Time certificates $100,000 or more	42,010	32,862
Other time certificates	73,845	79,672

Total deposits	$177,649	$177,272

At December 31, 2007, the scheduled maturities of time deposits are as follows:

(In thousands)
2008	$78,232
2009	16,700
2010	12,119
2011	3,838
2012	4,966

Total	$115,855

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Borrowings

Short-term debt consists of securities sold under agreements to repurchase, which generally mature within one day of the transaction date. Additional information is summarized below:

Amounts in thousands	2007	2006	2005
Outstanding balance at December 31	$—	$—	$134

Year-end weighted average rate	$—	$4.97%	$3.90%

Daily average outstanding during the year	$—	$18	$1,124

Average rate for the year	$—	$5.55%	$2.30%

Maximum outstanding at any month-end during the year	$—	$219	$2,446

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $19.2 million and a secured line of credit with the Federal Home Loan Bank of Atlanta of approximately $23.9 million. Additional amounts are available from the Federal Home Loan Bank with additional collateral. At December 31, 2007 and 2006, there were no amounts outstanding under these agreements.

Note 9. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the plan’s funded status:

December 31, (In thousands)	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$3,417	$3,429
Service cost	179	233
Interest cost	202	196
Actuarial (gain) loss	(289)	(254)
Benefits paid	(212)	(187)

Benefit obligation at end of year	$3,297	$3,417

Change in plan assets
Fair value of plan assets at beginning of year	$2,571	$2,249
Actual return on plan assets	301	187
Employer contribution	—	322
Benefits paid	(212)	(187)

Fair value of plan assets at end of year	$2,660	$2,571

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$(370)	$(113)
Contributions	—	—
Pension cost	(175)	(257)

Prepaid (accrued) benefit cost, ending	$(545)	$(370)

Funded status	$(636)	$(846)
Unrecognized transitional net assets	(8)	(12)
Unrecognized prior service cost	24	30
Unrecognized net actuarial (gain) loss	75	458

Net amount recognized	$(545)	$(370)

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Employee Benefit Plan, continued

December 31, (In thousands)	2007	2006
Recognized on balance sheet
Other assets	$31	$162
Other liabilities	(636)	(846)
Accumulated other comprehensive income	60	314

Net amount recognized	$(545)	$(370)

Recognized in accumulated other comprehensive income from adoption of SFAS No. 158.	$(24)	$(30)
Unrecognized transitional net assets	(75)	(458)
Unrecognized prior service cost	8	12
Unrecognized net actuarial (gain) loss	31	162

Prepaid (accrued) benefit cost	$(60)	$(314)

	2007	2006	2005
Components of net periodic benefit cost
Service cost	$179	$233	$177
Interest cost	202	196	175
Return on plan assets	(215)	(196)	(259)
Originating unrecognized asset gain (loss)		—	89
Amortization	2	2	2
Recognized net actuarial (gain) loss	7	22	20

Net periodic benefit cost	$175	$257	$204

Benefit obligation assumptions as of September 30
Discount rat	6.00%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Net periodic benefit cost assumptions as of September 30
Discount rate	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(in thousands)
10/01/07 – 09/30/08	$106
10/01/08 – 09/30/09	116
10/01/09 – 09/30/10	120
10/01/10 – 09/30/11	128
10/01/11 – 09/30/12	132
10/01/12 – 09/30/17	741

The accumulated benefit obligation for the defined benefit pension plan was $2.3 million and $2.2 million at December 31, 2007 and 2006. No employer contributions are expected to be paid in 2008.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Employee Benefit Plan, continued

The Bank’s defined benefit pension plan’s weighted-average asset allocations at December 31, by asset category are as follows:

	2007	2006
Mutual funds – fixed income	35%	30%
Mutual funds – equity	60%	56%
Cash and equivalents	5%	14%

Total	100%	100%

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary, and with concurrence from their auditors. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

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

Note 10. Deferred Compensation and Life Insurance

Deferred compensation plans have been adopted for certain members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $2 thousand to $8 thousand are payable for ten years certain, generally beginning at age 65. Liability accrued for compensation deferred under the plan amounts to $60 thousand and $71 thousand at December 31, 2007 and 2006, respectively.

Charges to income are based on present value of future cash payments, discounted at 8%, and amounted to $5 thousand, $7 thousand and $6 thousand for 2007, 2006 and 2005, respectively.

The Bank is owner and beneficiary of life insurance policies on these directors. Policy cash values, net of policy loans, totaled $103 thousand and $94 thousand at December 31, 2007 and 2006 respectively.

In 2002, the Bank adopted a supplemental executive retirement plan to provide benefits for a member of management. Under plan provisions, aggregate fixed payments of $45 thousand are payable for 20 years certain, beginning on the executive’s retirement date. The liability is calculated by discounting the anticipated future cash flows at 6.10%. The liability accrued for this obligation was $510 thousand and $469 thousand at December 31, 2007 and 2006, respectively. Charges to income are based on changes in the cash value of insurance which funds the liability.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

December 31, (In thousands)	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$4,526	$4,526	$3,416	$3,416
Interest-bearing deposits with banks	15,511	15,511	21,135	21,135
Federal funds sold	8,800	8,800	8,800	8,800
Securities, available for sale	26,312	26,312	23,654	23,654
Securities, held to maturity	18,990	19,120	17,248	17,443
Restricted equity securities	536	536	554	554
Total loans	124,452	129,960	122,974	121,782
Financial liabilities
Deposits	177,649	178,934	177,272	177,913

Note 12. Income Taxes

The components of income tax expense (benefit) are as follows:

Years ended December 31, (In thousands)	2007	2006	2005
Current taxes – federal	$670	$918	$547
Deferred taxes – federal	(153)	(155)	49

Income tax expense	$517	$763	$596

A reconciliation of the expected income tax expense computed by applying the federal statutory rate of 34% to income included in the consolidated statements of income follows:

Years ended December 31, (In thousands)	2007	2006	2005
Expected tax expense	$943	$1,113	$952
Tax exempt interest	(344)	(333)	(339)
Income on bank owned life insurance	(128)	(54)	(50)
Other	46	37	33

Income tax expense	$517	$763	$596

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. The Company’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or noninterest expense, respectively. Years ended December 31, 2004 through December 31, 2006 remain open for audit for all major jurisdictions.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Income Taxes, continued

The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31, (In thousands)	2007	2006
Deferred tax assets
Allowance for loan and other real estate losses	$548	$459
Interest on non-accrual loans	—	1
Deferred loan interest, fees	107	101
Employee benefit liabilities	459	374
Pension liability	31	162
Net unrealized depreciation on securities available for sale	50	16

Total deferred tax assets	1,195	1,113

Deferred tax liabilities
Prepaid expenses	(52)	—
Depreciation	(69)	(99)
Accretion of discount on investment securities	(45)	(41)

Total deferred tax liabilities	(166)	(140)

Net deferred tax asset	$1,029	$973

Note 13. Commitments and Contingencies

Litigation

On December 12, 2002, Cardinal’s former Chief Financial Officer, Mr. David Welch, filed a complaint against Cardinal with the United States Department of Labor under Section 806 of the Sarbanes-Oxley Act. Welch alleges in his complaint that his termination in October 2002 violated the Act and seeks reinstatement, back pay and damages. The Company maintains that the independent members of Cardinal’s Board of Directors terminated Welch lawfully because he refused to comply with the directive of the Audit Committee attempting to look into certain matters raised by Mr. Welch. The Audit Committee, after full investigation, later concluded that the matters raised by Mr. Welch had no merit. The Board’s decision was upheld by the Department of Labor initially. A Department of Labor Administrative Judge reversed the earlier decision in Cardinal’s favor and entered a decision in Welch’s favor on January 28, 2004. The parties submitted evidence of damages without a further hearing in December 2004 and January 2005, and Welch’s motion for damages was granted b the Administrative Law Judge in a Supplemental Recommended Decision and Order dated February 5, 2005.

Cardinal petitioned for review of the Administrative Law Judge’s two decisions, and the Administrative Review Board accepted the case for review. Briefs were submitted by both sides, and additional briefs were submitted in support of Cardinal by the American Bankers Association, the Virginia Bankers Association, and the Virginia Association of Community Banks as amici curiae.

Meanwhile, Welch’s counsel made unsuccessful attempts to force Welch’s reinstatement. He moved the Administrative Law Judge for sanctions against Cardinal for failure to reinstate Welch as CFO. The motion was denied on August 9, 2005.

Welch then filed an action in the United States District Court for the Western District of Virginia, seeking enforcement of what he believed to be a preliminary order of reinstatement. The District Court dismissed that action on January 6, 2006, concluding that it was reasonable for Cardinal to believe it had not been ordered to reinstate Welch when the Administrative Law Judge’s decision was worded as a recommendation.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, continued

Litigation, continued

Welch then filed two motions simultaneously, one to the Administrative Law Judge seeking “expedited clarification” of the purported order of reinstatement, another to the District Court to alter or amend its judgment of dismissal. Both motions were denied, on January 24 and January 26, 2006, respectively.

Welch then filed with Department of Labor Administrative Review Board on February 8, 2006 a Motion for Expedited Order Confirming Preliminary Order of Reinstatement Has Issued. This Motion was granted on March 31, 2006. On April 17, 2006, Cardinal filed a motion with the Department of Labor Administrative Review Board seeking a stay of the preliminary order of reinstatement. This motion was denied on June 9, 2006, leaving the preliminary order of reinstatement in effect.

On July 6, 2006, Welch filed a Petition to Enforce Order of Reinstatement of the United States Department of Labor with the United States District Court in Roanoke. The Department of Labor moved to intervene to support Welch’s Petition. Cardinal’s individual directors also moved to intervene to oppose Welch’s Petition. The American Association of Bank Directors similarly moved to intervene to oppose Welch’s Petition. Cardinal moved to dismiss Welch’s Petition on the basis that the Sarbanes-Oxley statute does not give the District Court jurisdiction to enforce a Department of Labor Preliminary Order of Reinstatement. On October 5, 2006, the District Court granted Cardinal’s motion to dismiss, concluding that the Court did not have jurisdiction to enforce the Preliminary Order.

On December 4, 2006, Welch and the United States Department of Labor appealed the District Court’s dismissal to the United States Court of Appeals for the Fourth Circuit. A decision in that appeal is still pending.

On May 31, 2007, while the appeal of the enforcement action was still pending in the Fourth Circuit, the Administrative Review Board reversed the decision of the Administrative Law Judge and denied Welch’s complaint. This was a final order of the Department of Labor. In light of that ruling, there no longer was any preliminary order to enforce. Thus, Cardinal moved to dismiss the appeal of the enforcement order as moot. The Fourth Circuit has not yet ruled on that motion.

Meanwhile, on July 9, 2007, Welch petitioned the Fourth Circuit to review the May 31, 2007 ruling of the Administrative Review Board. Cardinal moved to intervene in the case, which the Court permitted it to do. The American Association of Bank Directors and the Virginia Bankers Association and Virginia Association of Community Banks have submitted briefs as amici curiae in support of Cardinal. The parties are still briefing the issues for the Fourth Circuit, and the matter has not yet been scheduled for oral agreement.

Thus, there are two appeals pending before the Fourth Circuit: an appeal of the District Court’s dismissal of Welch’s enforcement action, and an appeal of the Administrative Review Board’s denial of Welch’s complaint. Cardinal’s likelihood of success on both of those appeals is good.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, continued

Financial Instruments with Off-Balance Sheet Risk

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

December 31, (In thousands)	2007	2006
Commitments to extend credit	$26,897	$8,600
Standby letters of credit	1,022	471

	$27,919	$9,071

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

Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Floyd, Carroll, Montgomery, and Roanoke Counties and the Cities of Roanoke and Salem, Virginia. A significant amount of the real estate loans set forth in the Loans Receivable note are secured by commercial real estate. The Company has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $26.9 million at December 31, 2007 and approximately $33.1 million at December 31, 2006.

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1.8 million at December 31, 2007. At December 31, 2006, the Company had an outstanding loan payable to the Bank of $1.6 million. There were no intercompany loans at December 31, 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Regulatory Matters, continued

Capital Requirements, continued

The Company and the Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
In thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total capital to risk-weighted assets Consolidated	$31,739	22.26%	$11,405	8.00%	n/a	n/a
Bank of Floyd	19,336	14.64%	10,570	8.00%	$13,212	10.00%
Tier I capital to risk-weighted assets Consolidated	30,070	21.09%	5,702	4.00%	n/a	n/a
Bank of Floyd	17,772	13.45%	5,285	4.00%	7,927	6.00%
Tier I capital to average assets Consolidated	30,070	14.41%	8,344	4.00%	n/a	n/a
Bank of Floyd	17,772	8.89%	7,977	4.00%	9,996	5.00%

December 31, 2006
Total capital to risk-weighted assets Consolidated	$30,375	21.71%	$11,192	8.00%	n/a	n/a
Bank of Floyd	19,006	14.37%	10,584	8.00%	$13,231	10.00%
Tier I capital to risk-weighted assets Consolidated	28,735	20.54%	5,596	4.00%	n/a	n/a
Bank of Floyd	17,471	13.20%	5,292	4.00%	7,938	6.00%
Tier I capital to average assets Consolidated	28,735	14.23%	8,077	4.00%	n/a	n/a
Bank of Floyd	17,471	9.03%	7,742	4.00%	9,677	5.00%

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

Aggregate loan transactions with related parties were as follows:

December 31, (In thousands)	2007	2006
Balance, beginning	$917	$983
Additions	193	206
Repayments	(583)	(272)

Balance, ending	$527	$917

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information

Condensed financial information of Cardinal Bankshares Corporation is presented as follows:

Balance Sheets

December 31, (In thousands)	2007	2006
Assets
Cash and due from banks	$974	$3,213
Investment securities available for sale, at fair value	1,500	1,508

Total loans	8,854	7,643
Allowance for loan losses	(105)	(105)

Net loans	8,749	7,538

Investment in affiliate bank at equity	17,585	17,092
Other assets	1,105	815

Total assets	$29,913	$30,166

Liabilities
Borrowing from affiliate bank	$—	$1,562
Other liabilities	—	214

Total liabilities	—	1,776

Stockholders’ equity
Common stock	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	11,789	10,453
Accumulated other comprehensive loss	(158)	(345)

Total stockholders’ equity	29,913	28,390

Total liabilities and stockholders’ equity	$29,913	$30,166

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Income

Years ended December 31, (In thousands)	2007	2006	2005
Income
Dividends from affiliate bank	$1,921	$1,591	$3,314
Interest on loans	625	540	341
Interest on investment securities	72	79	61
Other income	6	2	2

Total income	2,624	2,212	3,718

Expenses
Management and professional fees	566	615	569
Interest on borrowing	28	4	—
Provision for loan losses	—	80	—
Other expenses	60	66	63

Total expenses	654	765	632

Income before income tax benefit and equity in undistributed net income of subsidiaries	1,970	1,447	3,086

Income tax (expense) benefit	(14)	51	79

Income before equity in undistributed net income of subsidiaries	1,956	1,498	3,165

Equity in undistributed net income of subsidiaries	301	1,013	(962)

Net income	$2,257	$2,511	$2,203

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Cash Flows

Years ended December 31, (In thousands)	2007	2006	2005
Cash flows from operating activities
Net income	$2,257	$2,511	$2,203
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	80	—
Equity in undistributed income of subsidiaries	(301)	(1,013)	962
Net change in other assets	(287)	(558)	(46)
Net change in other liabilities	(214)	23	190

Net cash provided (used) by operating activities	1,455	1,043	3,309

Cash flows from investing activities
Investment securities called	500	—	—
Net (increase) decrease in loans	(1,211)	(1,623)	(1,645)
Purchases of investment securities	(500)	(519)	(200)

Net cash provided (used) by investing activities	(1,211)	(2,142)	(1,845)

Cash flows from financing activities
Payments on borrowings	(1,562)	—	—
Proceeds from borrowed funds	—	1,562	—
Dividends paid	(921)	(891)	(814)

Net cash provided (used) by financing activities	(2,483)	671	(814)

Net increase (decrease) in cash and cash equivalents	(2,239)	(428)	650
Cash and cash equivalents, beginning	3,213	3,641	2,991

Cash and cash equivalents, ending	$974	$3,213	$3,641

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

Cardinal Bankshares Corporation, the parent company of Bank of Floyd, currently operates eight offices in Floyd, Montgomery, Roanoke, Carroll and Pulaski Counties of Virginia. The main office is in Floyd with a limited service office in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The West Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County on Route 52 in Hillsville, Virginia. Montgomery County is served by the branch in Christiansburg, Virginia. The Pulaski County office is located in the Fairlawn community.

The individual market conditions of each county vary from rural to urban with Floyd County being the most rural and Roanoke the most urban. Each has its own growth pattern which varies in intensity. Bank of Floyd and bank personnel work with local, state and federal government leaders in an effort to attract business and industry to Floyd County.

Cardinal Bankshares reported net income for the year 2007 of $2.3 million, slightly lower than the $2.5 million reported in 2006. Net income per diluted share was $1.47, $.16 lower than the $1.63 reported for the prior year.

Net interest income, on a taxable equivalent basis, was $7.4 million, lower by $500 thousand from $7.9 million in 2006. This decrease was driven primarily by increased deposits and corresponding increased rates paid on deposits to be competitive and maintain the deposits. Noninterest income increased by 5.5% to $975 thousand for 2007 compared to $924 thousand for 2006. Noninterest expense increased to $5.3 million compared to $5.0 million at 2006.

Earning assets averaged $197.9 million, compared to $179.7 million in 2006, the increase driven primarily by an overall increase in deposits in other banks of $13.2 million. Average securities increased $6.0 million in 2007, due largely to the use of securities income to offset declines in loan income. The federal funds sold average balance increased $3.9 million in 2007. Average loans decreased $4.9 million.

Interest-bearing liabilities averaged $151.3 million, compared to $137.1 million in 2006 driven primarily by an overall increase in large denomination deposits of $12.1 million. Savings deposits reflected an average decrease of $3.7 million from 2006, while average time deposits increased $6.8 million.

Stockholders’ equity grew 4.2% to an average of $29.3 million in 2007 from $28.1 million in 2006. The return on average assets and average equity decreased to 1.07% and 7.70%, respectively for 2007 compared to 1.30% and 8.92%, respectively, for 2006. Book value per share was $19.48 at December 31, 2007, compared to $18.49 at year-end 2006, representing an increase of 5.4%.

Management’s Discussion and Analysis

Table 1. Average Balances and Interest Rates (Taxable Equivalent Basis)

Years ended December 31, (In thousands)	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-earning assets:
Deposits in other banks	$25,005	$1,272	5.09%	$11,784	$582	4.94%	$4,929	$167	3.40%
Taxable investment securities	22,941	1,223	5.33%	18,050	835	4.63%	17,901	759	4.24%
Nontaxable investment securities	20,740	1,192	5.75%	19,622	1,142	5.82%	20,398	1,230	6.03%
Federal funds sold	8,815	443	5.02%	4,944	249	5.04%	4,541	142	3.13%
Loans (3), (4)	120,432	9,125	7.61%	125,295	9,438	7.53%	129,670	8,725	6.73%

Total interest-earning assets	197,933	13,295	6.72%	179,695	12,246	6.81%	177,439	11,023	6.21%

Noninterest-earning assets:
Cash and due from banks	3,427			3,929			4,048
Premises and equipment	4,299			3,944			4,118
Other assets	7,827			7,620			7,315
Allowance for loan losses	(1,677)			(1,520)			(1,574)

Total assets	$211,809			$193,668			$191,346

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest checking	$10,478	41	0.39%	$11,425	45	0.39%	$12,670	40	0.32%
Savings deposits	23,944	403	1.68%	27,656	403	1.46%	32,543	434	1.33%
Time deposits	79,757	3,789	4.75%	72,968	2,927	4.01%	70,457	2,399	3.40%
Large denomination deposits	37,084	1,659	4.46%	24,997	941	3.76%	20,282	627	3.09%
Securities sold under agreements to repurchase	—	—	0.00%	18	1	5.55%	1,124	26	2.30%

Total interest-bearing liabilities	151,263	5,892	3.90%	137,064	4,317	3.15%	137,076	3,526	2.57%

Noninterest-bearing liabilities:
Demand deposits	28,710			26,987			26,174
Other liabilities	2,522			1,478			1,434

Total liabilities	182,495			165,529			164,684
Stockholders’ equity	29,314			28,139			26,662

Total liabilities and stockholders’ equity	$211,809			$193,668			$191,346

Net interest earnings		$7,403			$7,929			$7,497

Net interest spread (1)			2.82%			3.66%			3.64%

Net interest margin (2)			3.74%			4.41%			4.22%

Taxable equivalent adjustment		$337			$333			$339

(1)	Net interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid for interest-bearing liabilities.
(2)	Net interest margin is calculated by dividing taxable equivalent net interest earnings by total average earning assets.
(3)	Average loan balances include nonaccrual loans.
(4)	Interest income includes deferred loan fees.

Management’s Discussion and Analysis

Net Interest Income

Net interest income, the primary source of the Company’s earnings, is the amount by which interest and fee income generated by earning assets exceeds the interest paid on interest-bearing liabilities. Earning assets are comprised of loans, securities, federal funds sold and interest-bearing deposits in other banks. Interest-bearing liabilities consist of deposits, federal funds purchased and securities sold under agreements to repurchase. The volume and the general level of interest rates among earning assets and interest-bearing liabilities effect net interest income. Table 1 shows the average balance sheets for each of the years ended December 31, 2007, 2006 and 2005. In addition, the amounts of interest earned on earning assets, with related yields, and the interest paid on interest-bearing liabilities, together with rates, are shown. Loans placed on a nonaccrual status are included in the balances and were included in the computation of yields, upon which they had an immaterial effect. Interest on earning assets is on a taxable equivalent basis, which is computed using the federal corporate income tax rate of 34% for all three years.

Net interest income, on a taxable equivalent basis, was $7.4 million, a decrease of 6.6%, or $526 thousand from the $7.9 million in 2006. The net interest margin was 3.74% for 2007, down 67 basis points from the 4.41% reported in 2006.

As illustrated in Table 2, the effect of increased rates affecting the Company’s loan portfolio is evident in the $366 thousand decrease in loan interest income due to volume. The net increase in interest earning deposits volume added an additional $653 thousand in income.

During 2007, average interest earning deposits held at correspondent banks increased by $13.2 million to $25.0 million due mainly to the Company’s continued decrease in loan volume. Total average interest bearing liabilities increased $14.2 million to $151.3 million for the year 2007.

Table 2. Rate/Volume Variance Analysis

	2007 Compared to 2006			2006 Compared to 2005
		Increase (Decrease) Due To			Increase (Decrease) Due To
December 31, (In thousands)	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets:
Deposits in other banks	$690	$37	$653	$415	$183	$232
Taxable investment securities	388	162	226	76	70	6
Nontaxable investment securities	50	(15)	65	(88)	(41)	(47)
Federal funds sold	194	(1)	195	107	94	13
Loans	(273)	93	(366)	713	1,008	(295)

Total	1,049	276	773	1,223	1,314	(91)

Interest-bearing liabilities:
Interest checking	(4)	(0)	(4)	5	9	(4)
Savings deposits	0	54	(54)	(31)	34	(65)
Time deposits	862	590	272	528	443	85
Large denomination deposits	718	263	455	314	168	146
Securities sold under agreements to repurchase	(1)	0	(1)	(25)	1	(26)

Total	1,575	907	668	791	655	136

Net interest income	$(526)	$(631)	$105	$432	$659	$(227)

Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for any potential losses. The factors considered in making this decision are the collectibility of past due loans, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and general economic trends. In 2007, the provision for loan losses was $(19) thousand, a decrease of $227 thousand from the $208 thousand recorded in 2006. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year decrease in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2007 maintains the allowance at a level adequate to cover potential losses. The allowance for loan losses as a percentage of total loans was 1.34% at year-end. This level is comparable to the 1.16% ratio averaged at year-end 2007 by the Company’s peer group, commercial banks with assets ranging between $100 million and $300 million. Loan recoveries, net of charge offs, were $48 thousand for 2007, compared to loan recoveries, net of charge offs of $5 thousand for 2006. Management does not anticipate any material changes in the delinquency rates or charge-offs and recoveries in connection with its normal lending activities.

Additional information regarding the Company’s allowance for loan losses is contained in Tables 13 and 14, and in the discussion concerning Analysis of the Allowance for Loan Losses.

Noninterest Income

Noninterest income consists of revenues generated from a number of different financial services and activities. Service charges on deposit accounts including charges for insufficient funds items and fees charged for nondeposit services make up the majority of noninterest income. Noninterest income also includes fees charged for services such as safe deposit box rentals, letters of credit, and gains realized on the sale of securities. Noninterest income totaled $975 thousand in 2007, an increase of $51 thousand over the $924 thousand recorded in 2006. The largest increase in noninterest income resulted from an increase in bank owned life insurance (BOLI). The primary sources of noninterest income for the past three years are summarized in Table 3.

Table 3. Noninterest Income

Year ended December 31, (In thousands)	2007	2006	2005
Deposit fees and charges	$224	$281	$262
Other service charges and fees	103	100	100
Gain on the sale of securities	56	3	9
Bank owned life insurance	377	158	148
Other income	215	382	240

Total noninterest income	$975	$924	$759

Noninterest Expense

Noninterest expense was $5.3 million for 2007, a decrease of $300 thousand from the $5.0 million recorded in 2006. Salaries and employee benefits accounted for the majority of the increase.

Table 4 provides a further breakdown of noninterest expense for the past three years.

Management’s Discussion and Analysis

Table 4. Noninterest Expense

Year ended December 31, (In thousands)	2007	2006	2005
Salaries and employee benefits	$3,191	$2,984	$2,991
Occupancy and equipment	697	681	710
Legal and professional	410	400	446
Bank franchise tax	131	132	139
Other operating expense	699	654	784
Data processing services	158	187	—

Total noninterest expense	$5,286	$5,038	$5,070

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

Income tax expense, substantially all Federal, was $517 thousand in 2007, $763 thousand in 2006 and $596 thousand in 2005 representing 18.64%, 23.3% and 21.3% of income before income taxes, respectively. Cardinal Bankshares’ deferred income tax benefits and liabilities result primarily from temporary differences in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred income tax benefits of approximately $1,029 thousand and $973 thousand at December 31, 2007 and 2006, respectively, are included in other assets.

Earning Assets

In 2007, average earning assets increased to $197.9 million, $18.2 million higher than the 2006 average of $179.7 million. Total average earning assets represented 93.5% of total average assets in 2007. Average investment securities accounted for 20.6% of total average assets, while average loans remained the largest component of earning assets, accounting for 56.9% of total average assets in 2007, down from the 64.7% level reported in 2006. A summary of average assets for the past three years is shown below in Table 5.

Management’s Discussion and Analysis

Table 5. Average Asset Mix

December 31, (In thousands)	2007		2006		2005
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-earning assets:
Loans	$120,432	56.9	$125,295	64.7	$129,670	67.8
Investment securities	43,681	20.6	37,672	19.4	38,299	20.0
Federal funds sold	8,815	4.2	4,944	2.6	4,541	2.4
Deposits in other banks	25,005	11.8	11,784	6.1	4,929	2.6

Total interest-earning assets	197,933	93.5	179,695	92.8	177,439	92.8

Noninterest-earning assets:
Cash and due from banks	3,427	1.6	3,929	2.0	4,048	2.1
Premises and equipment	4,299	2.0	3,944	2.0	4,118	2.1
Other assets	6,150	2.9	6,100	3.2	5,741	3.0

Total noninterest-earning assets	13,876	6.5	13,973	7.2	13,907	7.2

Total assets	$211,809	100.0	$193,668	100.0	$191,346	100.0

Loans

Average total loans were $120.4 million for 2007, a decrease of $4.9 million, or 3.9% from 2006. At December 31, 2007, the actual balance of loans secured by real estate represented the most significant portion of the loan portfolio at 89.0%. Total loans secured by 1-4 family residential properties represented 19.0% of total loans at the end of 2007, while nonfarm/nonresidential properties made up 50.5% of total loans. These loan portfolio proportions remained relatively unchanged from year-end 2006 levels.

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

Bank of Floyd makes both consumer and commercial loans to all neighborhoods within its market area, including the low-income and moderate-income areas. The Company’s market area is generally defined as the areas within the Virginia Counties of Floyd, Roanoke, Montgomery, Carroll and Pulaski and the Cities of Roanoke, Salem and Christiansburg, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Below market pricing and competition from unregulated organizations have also been a factor when generating new loans. The amounts of loans outstanding by type at year-end 2007 and 2006, and the maturity distribution of variable and fixed rate loans as of year-end 2007 are presented below in Table 6 and Table 7, respectively.

Management’s Discussion and Analysis

Table 6. Loan Portfolio Summary

December 31, (In thousands)	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate construction and development	$19,168	15.4	$11,362	9.2	$11,770	9.1	$10,111	8.1	$7,212	6.0
Farmland	3,362	2.7	3,077	2.5	3,118	2.4	4,081	3.3	3,303	2.7
Real estate mortgage:
1-4 family residential	23,584	19.0	23,441	19.1	27,943	21.5	30,817	24.7	30,293	25.1
Multifamily residential	1,761	1.4	1,858	1.5	1,867	1.4	1,987	1.6	4,880	4.0
Nonfarm, nonresidential	62,781	50.5	71,650	58.3	73,385	56.4	65,198	52.3	65,732	54.5

Total real estate	110,656	89.0	111,388	90.6	118,083	90.8	112,194	90.0	111,420	92.3

Agricultural	384	0.3	675	0.5	795	0.6	677	0.5	813	0.7
Commercial and industrial	6,632	5.3	5,664	4.6	8,864	6.8	9,728	7.8	6,163	5.1
Consumer	3,836	3.1	2,135	1.7	2,552	2.0	2,397	1.9	2,568	2.1
Other loans	3,258	2.6	3,408	2.8	32	0.0	40	0.1	63	0.1
Leases	—	0.0	—	0.0	—	0.0	—	0.0	30	0.0

Gross loans	124,766		123,270		130,326		125,036		121,057
Unearned income	(314)	(0.3)	(296)	(0.2)	(345)	(0.2)	(363)	(0.3)	(327)	(0.3)

Total	$124,452	100.0	$122,974	100.0	$129,981	100.0	$124,673	100.0	$120,730	100.0

Table 7. Loan Maturity Schedule

	2007
December 31, (In thousands)	Commercial Financial and Agricultural	Construction and Development	Others	Total Amount	%
Fixed rate loans:
Within three months	$169	$473	$821	$1,463	1.2
After three but within twelve months	1,266	4,727	1,398	7,391	5.9
After one but within five years	1,549	10	12,279	13,838	11.1
Over five years	1,382	133	28,184	29,699	23.8

Total fixed rate loans	4,366	5,343	42,682	52,391	42.0

Variable rate loans:
Within three months	2,226	11,536	11,053	24,815	19.9
After three but within twelve months	74	—	4,446	4,520	3.6
After one but within five years	3,725	538	31,587	35,850	28.7
Over five years	—	1,751	5,439	7,190	5.8

Total variable rate loans	6,025	13,825	52,525	72,375	58.0

Total loans:
Within three months	2,395	12,009	11,874	26,278	21.1
After three but within twelve months	1,340	4,727	5,844	11,911	9.5
After one but within five years	5,274	548	43,866	49,688	39.8
Over five years	1,382	1,884	33,623	36,889	29.6

Total loans	$10,391	$19,168	$95,207	$124,766	100.0

Management’s Discussion and Analysis

Investment Securities

The investment securities portfolio is managed to optimize the yield on excess funds while providing liquidity for unexpected deposit decreases or increased loan generation and diversification in the overall asset management of the Company. At December 31, 2007, the Company had $26.3 million in securities available for sale, compared to $23.6 million at year-end 2006. The average yield on taxable investment securities increased from 4.63% in 2006 to 5.33% in 2007 as a result of higher yielding securities, rising market rates of interest and increased volume.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, Government Sponsored Enterprises, Mortgage Backed Securities and issuances of State and local bond issues. All securities are high quality and high grade. Management views the investment portfolio as a source of income, and generally purchases securities with the intent of retaining them until maturity. However, adjustments in the portfolio are necessary from time to time to provide a source of liquidity to meet funding requirements for loan demand, deposit fluctuations and to manage interest rate risk. Accordingly, to meet such objectives, management may sell certain securities prior to their scheduled maturity. Table 8 presents the investment portfolio at the end of 2007 by major types of investments and maturity ranges. Actual maturities may differ from scheduled maturities in mortgage backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the earlier of the contractual maturity or the call date, if any.

At December 31, 2007, the market value of the investment portfolio was $45.4 million, representing a $17 thousand unrealized loss below amortized cost. This compared to a market value of $41.1 million and a $149 thousand unrealized appreciation above amortized cost a year earlier.

At December 31, 2006,, the market value of the investment portfolio was $41.1 million, representing a $149 thousand unrealized appreciation above amortized cost. This compared to a market value of $37.1 million and a $187 thousand unrealized appreciation above amortized cost a year earlier.

Table 8. Investment Securities

December 31, 2007 (In thousands)	Amortized Cost Due
	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$1,198	$2,540	$1,660	$16,734	$22,132	$21,919
State and political subdivisions	920	6,567	7,627	6,748	21,862	22,013
Other securities	—	—	—	1,455	1,455	1,500

Total	$2,118	$9,107	$9,287	$24,937	$45,449	$45,432

Weighted average yields
Government sponsored enterprises and mortgage backed securities	4.01%	5.40%	4.73%	5.40%
State and political subdivisions	4.60%	4.37%	4.14%	4.41%
Other securities	—%	—%	—%	6.79%

Total securities	4.27%	4.66	4.24%	5.22%	4.86%

December 31, 2007 (In thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$19,931	$19,810
States and political subdivisions	19,562	19,779
Other securities	1,455	1,508

Total	$40,948	$41,097

Management’s Discussion and Analysis

December 31, 2005 (In thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$15,830	$15,669
States and political subdivisions	19,633	19,936
Other securities	1,401	1,446

Total	$36,864	$37,051

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

Average total deposits for the year ended December 31, 2007 increased $15.9 million to $180.0 million compared to 2006. As shown in Table 9, the Company’s average interest-bearing deposits as a percent of total average deposits increased to 84.0% in 2007, compared to 83.6% in 2006. Average noninterest-bearing demand deposits increased to $28.7 million in 2007 from $27.0 million in 2006. Average deposits for the past three years are summarized in Table 9 below.

Table 9. Deposit Mix

December 31, (In thousands)	2007		2006		2005
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-bearing deposits:
Interest checking	$10,478	5.8	$11,425	7.0	$12,670	7.8
Money Market	4,794	2.7	4,072	2.5	3,794	2.3
Savings deposits	19,150	10.6	23,584	14.4	28,749	17.7
Time deposits	79,757	44.3	72,968	44.5	70,457	43.5
Large denomination deposits	37,084	20.6	24,997	15.2	20,282	12.5

Total interest-bearing deposits	151,263	84.0	137,046	83.6	135,952	83.8
Noninterest-bearing deposits	28,710	16.0	26,987	16.4	26,174	16.2

Total deposits	$179,973	100.0	$164,033	100.0	$162,126	100.0

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by approximately $12.1 million in 2007. Table 10 provides maturity information relating to Certificates of Deposit of $100,000 or more at December 31, 2007.

Management’s Discussion and Analysis

Table 10. Large Denomination Deposits $100,000 and Over

Analysis of time deposits of $100,000 or more at December 31, 2007 (In thousands):

Time remaining to maturity:
Less than three months	$3,774
Three months through one year	26,685
Over one year	11,551

Total time deposits of $100,000 or more	$42,010

Capital Adequacy

The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. Cardinal Bankshares strives to maintain an optimum level of capital, commensurate with its risk profile, on which an attractive return to stockholders can be realized over both the near and long term, while serving depositors’, creditors’ and regulatory needs.

Common stock, capital surplus and retained earnings net of dividends represent the stockholders’ investment in the Company and are a key source of capital. Total stockholders’ equity was $29.9 million at December 31, 2007, an increase of $1.5 million or 5.4% compared with $28.4 million for the same period in 2006.

The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. Cardinal Bankshares had a ratio of total capital to risk-weighted assets of 22.26% at December 31, 2007 and a ratio of Tier 1 capital to risk-weighted assets of 21.09%. Both of these ratios well exceed the capital requirements adopted by the federal regulatory agencies and continue to be equal to or above most of our peer group.

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator’s evaluation of the Company’s overall safety and soundness. As of December 31, 2007, Cardinal Bankshares had a ratio of year-end Tier I capital to average total assets, as defined, of 14.41%.

Table 11 below sets forth summary information with respect to the capital ratios for Cardinal and the Bank at December 31, 2007 and 2006. All capital ratio levels indicate that Cardinal Bankshares and Bank of Floyd are well capitalized.

Management’s Discussion and Analysis

Table 11. Year-end Risk-based Capital

December 31, (In thousands)	2007		2006
	Consolidated	Bank of Floyd	Consolidated	Bank of Floyd
Tier I capital	$30,070	$17,772	$28,735	$17,471
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,669	1,564	1,640	1,535

Total regulatory capital	$31,739	$19,336	$30,375	$19,006

Total risk-weighted assets	$142,561	$132,120	$139,895	$132,306

Tier I as a percent of risk-weighted assets	21.09%	13.45%	20.54%	13.20%
Total regulatory capital as a percent of risk-weighted assets	22.26%	14.64%	21.71%	14.37%
Leverage ratio*	14.41%	8.89%	14.23%	9.03%

*	Tier I capital divided by average total assets for the quarter ended December 31.

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

Nonperforming assets, as shown in Table 12 below, increased to $1,103 thousand at December 31, 2007 from $869 thousand at December 31, 2006. The nonaccrual loan at the end of 2007 is a non-farm, non-residential property loan that has been in the portfolio since 2003. The loan has had periods of delinquencies and non-satisfactory performance, however, weekly payments have been made on the loan since August 2006. At year-end 2007, loans past due 90 days or more and still accruing had increased to $245 thousand from zero a year earlier. Foreclosed assets remained constant at $212 thousand for 2007. Foreclosed assets at the end of 2007 consisted of commercial property listed with an agent to be sold. Management does not intend to retain the property.

Table 12. Nonperforming Assets

December 31 (In thousands)	2007	2006	2005	2004	2003
Nonaccrual loans	$646	$657	$—	$290	$2,774
Loans past due 90 days or more and still accruing	245	—	49	125	15
Foreclosed properties	212	212	418	2	385

Total nonperforming assets	$1,103	$869	$467	$417	$3,174

Management’s Discussion and Analysis

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. The Company performs periodic systematic reviews of its portfolio to identify these inherent losses, and to assess the overall probability of collection of the portfolio. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company also evaluates the prevailing economic and business conditions affecting individual borrowers, changes in the size and characteristics of the loan portfolio and other pertinent factors. The allowance is also subject to annual review by external auditors and regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance, and the size of the allowance in comparison to peer companies identified by regulatory agencies. The most recent regulatory reviews were completed in July 2006 and October 2007.

The Company is committed to the early recognition of problem loans and to a conservative allowance. The Company believes the current allowance is adequate to cover inherent losses in the loan portfolio. However, the allowance may be increased or decreased in the future based upon management’s assessment of the factors outlined above. The allowance for loan losses was $1.7 million at December 31, 2007 and $1.6 million at December 31, 2006. The allowance as a percentage of period end loans was 1.34% at year-end 2007 and 1.33% at year-end 2006.

The provision for loan losses for the year ended December 31, 2007 was $(19) thousand, a decrease of $227 thousand from the previous year. The loan loss reserve for 2007 was decreased due to improved credit quality of underlying assets as well as past dues for 2006 being brought current. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year decrease in the provision was considered appropriate. Management believes the provision recorded in 2007 maintains the allowance at a level adequate to cover potential losses.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

Table 13. Loan Losses

Year ended December 31, (In thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$1,640	$1,427	$1,631	$1,697	$1,769
Provision charged to expense	(19)	208	48	55	30

	1,621	1,635	1,679	1,752	1,799
Loans charged off:
Commercial, financial and agricultural	—	—	261	330	68
Real estate – residential mortgage	—	3	13	—	—
Real estate – construction	—	—	—	—	—
Consumer	5	24	71	48	64

Total charge-offs	5	27	345	378	132

Recoveries of loans previously charged off:
Commercial, financial and agricultural	43	21	60	252	26
Real estate – residential mortgage	—	—	31	—	—
Real estate – construction	—	—	—	—	—
Consumer	10	11	2	5	4

Total recoveries	53	32	93	257	30

Net (recoveries) charge – offs	(48)	(5)	252	121	102

Balance at end of year	$1,669	$1,640	$1,427	$1,631	$1,697

Management’s Discussion and Analysis

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

Table 14. Allocation of the Allowance for Loan Losses

December 31, (In thousands)	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of period applicable to:
Commercial, financial and agricultural	$623	58.5	$702	65.8	$505	66.0	$620	63.7	$1,013	62.8
Real estate, construction	147	15.4	80	9.2	63	9.1	78	8.1	69	6.0
Real estate, residential mortgage	822	20.4	794	20.5	845	22.9	689	26.3	569	29.1
Consumer and other loans	77	5.7	64	4.5	14	2.0	244	1.9	46	2.1

Total	$1,669	100.0	$1,640	100.0	$1,427	100.0	$1,631	100.0	$1,697	100.0

(1)	Represents the percentage of loans in each category to the total loans outstanding.

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

Management’s Discussion and Analysis

Table 15. Interest Rate Sensitivity

	December 31, 2007 Maturities/Repricing
(In thousands)	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earning Assets:
Loans	$26,278	$11,911	$49,688	$36,889	$124,766
Investments	562	1,556	9,107	34,224	45,449
Interest-bearing deposits in banks	15,511	—	—	—	15,511
Federal funds sold	8,800	—	—	—	8,800

Total	$51,151	$13,467	$58,795	$71,113	$194,526

Interest-bearing deposits:
Interest checking	$10,630	$—	$—	$—	$10,630
Money market	4,320	—	—	—	4,320
Savings	17,282	—	—	—	17,282
Certificates of deposit	13,642	64,589	37,624	—	115,855

Total	$45,874	$64,589	$37,624	$—	$148,087

Interest sensitivity gap	$5,277	$(51,122)	$21,171	$71,113	$46,439
Cumulative interest sensitivity gap	$5,277	$(45,845)	$(24,674)	$46,439	$46,439
Ratio of sensitivity gap to total earning assets	2.71%	(23.57)%	(12.68)%	23.87%	23.87%

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 above shows the sensitivity of the Company’s balance sheet on December 31, 2007. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2007, the Company appeared to be liability-sensitive with interest-bearing liabilities exceeding earning assets, subject to changes in interest rates, for the 4-12 months column. The Company in an asset-sensitive position for 1-3, 13-60 and Over 60 months columns.

Matching sensitive positions alone does not ensure that Cardinal has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Earnings and Balance Sheet Analysis

2006 Compared to 2005 – Net interest income, on a taxable equivalent basis, was $7.9 million, higher by $400 thousand from $7.5 million in 2005. This increase was driven primarily by the increase in average rates earned on the Company’s loan portfolio. Noninterest income increased by 21.7% to $924 thousand for 2006 compared to $759 thousand for 2005 primarily due to income received upon the surrender of several split-dollar life insurance policies. Noninterest expense decreased by .6% to $5.0 million compared to $5.1 million in 2005.

Earning assets averaged $179.7 million, compared to $177.4 million in 2005, the increase driven primarily by an overall increase in deposits in other banks of 139.1%. Average securities declined $627 thousand in 2006. The federal funds sold average balance decreased $403 thousand in 2006.

Management’s Discussion and Analysis

Interest-bearing liabilities averaged $137.1 million, remaining unchanged from 2005. Savings deposits reflected an average decrease of $4.9 million from 2005, while average time deposits and average large denomination deposits increased $2.5 million and $4.7 million, respectively.

Stockholders’ equity grew 5.2% to an average of $28.1 million in 2006 from $26.7 million in 2005. The return on average assets and average equity decreased to 1.30% and 8.92%, respectively for 2006 compared to 1.15% and 8.26%, respectively, for 2005. Book value per share was $18.49 at December 31, 2006, compared to $17.62 at year-end 2005, representing an increase of 4.9%.

The allowance for loan losses at December 31, 2006 was $1.6 million compared to $1.4 million a year earlier. The allowance for loan losses as a percentage of period end loans was 1.33% compared to 1.10% at year-end 2005. The Company had charge-offs, net of recoveries, in the amount of $(5) thousand for 2006. This compared to charge-offs, net of recoveries, in the amount of $252 thousand for 2005. Nonperforming loans totaled $657 at December 31, 2006, a decrease of $608 thousand from 2005.

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