Form 10-Q
period 2008-03-31
CARDINAL BANKSHARES CORP
filed 2008-05-14
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐.

Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of May 12, 2008 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

March 31, 2008

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) March 31, 2008	(Audited) December 31, 2007
Assets
Cash and due from banks	$3,482	$4,526
Interest-bearing deposits	19,427	15,511
Federal funds sold	8,600	8,800
Investment securities available for sale, at fair value	26,555	26,312
Investment securities held to maturity	18,843	18,990
(fair value March 31, 2008 $ 19,069—December 31, 2007 $ 19,120)
Restricted equity securities	534	536
Total loans	129,507	124,452
Allowance for loan losses	(1,691)	(1,669)

Net loans	127,816	122,783

Bank premises and equipment, net	4,203	4,262
Accrued interest receivable	1,129	1,045
Foreclosed properties	212	212
Bank owned life insurance	4,806	4,757
Other assets	1,579	1,527

Total assets	$217,186	$209,261

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$28,974	$29,562
Interest-bearing deposits	156,368	148,087

Total deposits	185,342	177,649

Accrued interest payable	247	211
Other liabilities	1,373	1,488

Total liabilities	186,962	179,348

Commitments and contingent liabilities	—	—

Stockholders' Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	12,106	11,789
Accumulated other comprehensive loss, net	(164)	(158)

Total stockholders’ equity	30,224	29,913

Total liabilities and stockholders’ equity	$217,186	$209,261

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2008	2007
Interest income
Loans and fees on loans	$2,296	$2,276
Federal funds sold and securities purchased under agreements to resell	68	111
Investment securities:
Taxable	330	276
Exempt from federal income tax	238	220
Deposits with banks	134	292

Total interest income	3,066	3,175

Interest expense
Deposits	1,463	1,433

Total interest expense	1,463	1,433

Net interest income	1,603	1,742
Provision for loan losses	20	20

Net interest income after provision for loan losses	1,583	1,722

Noninterest income
Service charges on deposit accounts	53	50
Other service charges and fees	22	24
Net realized gains on sales of securities	—	1
Other operating income	86	281

Total noninterest income	161	356

Noninterest expense
Salaries and employee benefits	819	711
Occupancy and equipment	193	171
Other operating expense	395	311

Total noninterest expense	1,407	1,193

Income before income taxes	337	885
Income tax expense	20	148

Net Income	$317	$737

Basic earnings per share	$0.21	$0.48
Diluted earnings per share	$0.21	$0.48
Dividends declared per share	$—	$—

Weighted average basic shares outstanding	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Three months Ended March 31,	2008	2007
Cash flows from operating activities
Net income	$317	$737
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	78	81
Net amortization (accretion) of bond premiums/discounts	10	20
Provision for loan losses	20	20
Net realized (gains) losses on investment securities	—	(1)
Deferred compensation and pension expense	35	44
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(84)	39
Increase (decrease) in accrued interest payable	36	17
Net change in other operating assets and other operating liabilities	(479)	68

Net cash provided (used) by operating activities	(67)	1,025

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(3,916)	(8,315)
Net (increase) decrease in federal funds sold	200	100
Purchase of investment securities	(2,660)	(3,453)
Proceeds from redemption of equity securities	2	18
Proceeds from maturity and redemption of investment securities	2,775	3,501
Net (increase) decrease in loans	(5,053)	3,596
Net purchases of bank premises and equipment	(19)	(195)

Net cash used by investing activities	(8,671)	(4,748)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(588)	208
Net increase in interest-bearing deposits	8,282	3,498

Net cash provided by financing activities	7,694	3,706

Net decrease in cash and cash equivalents	(1,044)	(17)
Cash and cash equivalents, beginning	4,526	3,416

Cash and cash equivalents, ending	$3,482	$3,399

Supplemental disclosures of cash flow information
Interest paid	$1,427	$1,416
Income taxes paid	$255	$225

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain previously reported amounts have been reclassified to conform to current presentations.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, the Bank and FBC, Inc. All material intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

For purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks”.

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Three months ended March 31, (In thousands)	2008	2007
Balance, at January 1	$1,669	$1,640
Provision charged to expense	20	20
Recoveries of amounts previously charged off	2	10
Loans charged off	—	—

Balance, at March 31,	$1,691	$1,670

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

(In thousands)	2008	2007
Commitments to extend credit	$19,156	$9,522
Standby letters of credit	1,017	487

Total	$20,173	$10,009

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended March 31	2008	2007
Service cost	$38,837	$44,713
Interest cost	50,693	50,527
Expected return on plan assets	(55,413)	(53,611)
Amortization of net obligation at transition	(1,007)	(1,007)
Amortization of prior service cost	1,495	1,495
Recognized net actuarial loss	—	1,708

Net periodic benefit cost	$34,605	$43,825

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that no employer contributions are expected to be paid in 2008. As of March 31, 2008, no contributions have been made.

Note 5. Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis.

Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Vale Hierarchy

Under SFAS 157, the company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1 -	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 -	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Note 5. Fair Value (continued)

Level 3 -	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over- the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “ Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observerable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset at nonrecurring Level 3.

Note 5. Fair Value (continued)

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) March 31, 2008	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$26,555	—	$26,555	—

Total assets at fair value	$26,555	—	$26,555	—

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U. S generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below

In Thousands) March 31, 2008	Total	Level 1	Level 2	Level 3
Loans	$3,334	—	$3,334	—
Other real estate owned	$212	—	$212	—

Total assets at fair value	$3,546	—	$3,546	—

Note 6. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in

Note 6. Recent Accounting Pronouncements (continued)

deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At March 31, 2008, the Bank operated eight branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

Critical Accounting Policy

Management believes the policy with respect to the methodology for the determination of the allowance for loan losses involve a high degree of complexity. Management must make difficult and subjective judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and Board of Directors.

FINANCIAL CONDITION

Total assets as of March 31, 2008 were $217.2 million, an increase of $7.9 million from year-end 2007. Total loans increased 4.1% or $5 million during the quarter to $129.5 million.

The investment securities portfolio reflected a slight increase of $96 thousand. This increase was a result of maturities of agency and municipal securities in the amount of $2.8 million, usual pay downs in the amount of $946 thousand in mortgage-backed securities offset by purchases of investment securities totaling approximately $2.7 million. Federal funds sold declined $200 thousand during the quarter.

As of March 31, 2008, total deposits were $185.3 million, up approximately $7.7 million compared to year-end 2007. Non-interest-bearing core deposits decreased slightly at $29.0 million as compared to $29.6 million at year-end 2007. Interest-bearing deposits increased 5.5% or $8.3 million to $156.4 million. Deposits greater than $100 thousand amounted to $53.2 million at March 31, 2008 as compared to $57.3 million at year-end 2007.

Stockholders’ equity was $30.2 million as of March 31, 2008 compared to $29.9 million as of December 31, 2007. Net income for the quarter of $317 thousand principally accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2008 was $317 thousand, down 56.9% compared to $737 thousand for the three months ended March 31, 2007. Diluted earnings per share decreased 56.3% to $.21 for the three months ended March 31, 2008. Diluted earnings per share for the same period a year earlier was $.48

Total interest income for the three months ended March 31, 2008 decreased $109 thousand to $3.1 million, a decrease of 3.4% over the same prior year quarter. This resulted primarily from the effect of decreased earnings from federal funds sold and deposits with banks due to declining interest rates. Noninterest income decreased 54.8% to $161 thousand primarily due to income from bank owned life insurance recorded in 2007 of $186 thousand greater than 2008 . Total interest expense increased $30 thousand to $1.5 million, reflecting the effect of greater amounts in interest-bearing deposits accounts. Noninterest expense increased 17.9% to $1.4 million for the first quarter of 2008 as compared to the first quarter of 2007. The primary expense that attributed to this noninterest expense increase was an increase in salaries and employee benefits as compared to the first quarter of 2007.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first quarter of 2008 the provision for loan losses was $20 thousand as compared to $20 thousand provision for the same period in 2007. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2008 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.7 million at March 31, 2008. The allowance for loan losses to period end loans was 1.31% at March 31, 2008 compared to 1.34% and 1.40% at December 31, 2007 and March 31, 2007, respectively. The Company recovered balances previously charged off on loans in the amount of $2 thousand during the quarter. This compares with recoveries for the three months ended March 31, 2007 of $10 thousand.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $622 thousand as of March 31, 2008 compared to $858 thousand as of December 31, 2007. Management does not expect to incur any material losses related to nonperforming assets. As of March 31, 2008 the Company’s impaired loans with a valuation allowance amounted to $3.3 million, unchanged from December 31, 2007. The valuation allowance related to the loans was $682 thousand at March 31, 2008 and $703 thousand at December 31, 2007.

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

The Company’s Tier I capital position was $30.4 million at March 31, 2008, or 20.47% of risk-weighted assets. Total risk-based capital was $32.1 million or 21.61% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at March 31, 2008.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2008, the Company’s leverage capital ratio was 14.25%.

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

Under the newly created filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Item 3 of its Form 10-Q.

Item 4T.	CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, there can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective.

Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report effectively and in a timely manner the information required to be disclosed in reports we file under the Exchange Act. There have not been any changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Meanwhile plaintiff made several unsuccessful attempts to force his reinstatement on the Company. He moved the Administrative Law Judge for sanctions against the Company for failure to reinstate him. The motion was denied on August 9, 2005. On August 30, 2005, plaintiff filed a complaint in the United States District Court for the Western District of Virginia seeking to enforce what he claimed was a preliminary order of reinstatement issued by the Administrative Law Judge. The Court granted the Company’s motion to dismiss January 14, 2006, on the grounds that there is no preliminary order of reinstatement to enforce. Plaintiff then filed two motions simultaneously, one to the Administrative Law Judge seeking "expedited clarification" of the purported order of reinstatement and another to the U.S. District Court to alter or amend its dismissal of his petition. Both of plaintiff's motions were denied, on January 24 and January 26, respectively.

Then, on February 8, 2006, the plaintiff made a motion to the Administrative Review Board for "expedited declaration" of preliminary order of reinstatement. This motion was granted by the ARB on March 31, 2006, essentially concluding that notwithstanding the District Court’s decision the Administrative Law Judge had issued a preliminary reinstatement order. On April 17, 2006, the Company filed a motion with the Department of Labor Administrative Review Board seeking a stay of the preliminary order of reinstatement. This motion was denied on June 9, 2006, leaving the preliminary order of reinstatement in effect.

On July 6, 2006, plaintiff filed another Petition to enforce the Department of Labor’s preliminary order of reinstatement with the United States District Court in Roanoke, Virginia. The Company moved to dismiss the petition on the basis that the Sarbanes-Oxley statute does not give the District Court jurisdiction to enforce a Department of Labor Preliminary Order of reinstatement. The Department of Labor intervened to support the plaintiff's petition. Each of the Company's directors intervened as individuals to oppose reinstatement. The American Association of Bank Directors similarly intervened in support of the Company and the Company's Directors and to oppose enforcement of the Order of Reinstatement.

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

1A.	Risk factors

Under the newly created filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II, Item 1A of its Form 10-Q.

2	Unregistered sales of equity securities and use of proceeds—None

3	Defaults upon senior securities—None

4	Submission of matters to a vote of security holders —None

5	Other information—None

6	Exhibits

31.1	–	Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)

31.2	–	Certification of Principal Financial Officer Pursuant To Rule 13a-14(a)

32.1	–	Certification of Chief Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman of the Board, President and Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Vice President & Chief Financial Officer

Date: May 14, 2008