Form 10-Q
period 2008-06-30
CARDINAL BANKSHARES CORP
filed 2008-07-30
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of July 30, 2008 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

June 30, 2008

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) June 30, 2008	(Audited) December 31, 2007
Assets
Cash and due from banks	$4,713	$4,526
Interest-bearing deposits	15,230	15,511
Federal funds sold	8,750	8,800
Investment securities available for sale, at fair value	27,357	26,312
Investment securities held to maturity (fair value June 30, 2008 $18,120 - December 31, 2007 $19,120)	18,096	18,990
Restricted equity securities	534	536

Total loans	134,419	124,452
Allowance for loan losses	(1,591)	(1,669)

Net loans	132,828	122,783

Bank premises and equipment, net	4,130	4,262
Accrued interest receivable	1,050	1,045
Foreclosed properties	212	212
Bank owned life insurance	4,856	4,757
Other assets	1,895	1,527

Total assets	$219,651	$209,261

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$31,185	$29,562
Interest-bearing deposits	156,637	148,087

Total deposits	187,822	177,649

Accrued interest payable	215	211
Other liabilities	1,514	1,488

Total liabilities	189,551	179,348

Commitments and contingent liabilities	—	—
Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	12,157	11,789
Accumulated other comprehensive loss, net	(339)	(158)

Total stockholders’ equity	30,100	29,913

Total liabilities and stockholders’ equity	$219,651	$209,261

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2008	2007	2008	2007
Interest income
Loans and fees on loans	$2,302	$2,260	$4,598	$4,536
Federal funds sold and securities purchased under agreements to resell	43	115	111	226
Investment securities:
Taxable	331	292	661	568
Exempt from federal income tax	230	220	468	440
Deposits with banks	97	369	231	661

Total interest income	3,003	3,256	6,069	6,431

Interest expense
Deposits	1,455	1,508	2,918	2,941
Borrowings	—	—	—	—

Total interest expense	1,455	1,508	2,918	2,941

Net interest income	1,548	1,748	3,151	3,490
Provision for loan losses	(75)	—	(55)	20

Net interest income after provision for loan losses	1,623	1,748	3,206	3,470

Noninterest income
Service charges on deposit accounts	53	62	106	112
Other service charges and fees	30	26	52	50
Net realized gains on sales of securities	7	—	7	1
Other operating income	209	81	295	362

Total noninterest income	299	169	460	525

Noninterest expense
Salaries and employee benefits	819	773	1,638	1,484
Occupancy and equipment	180	185	373	356
Foreclosed assets, net	—	—	—	—
Other operating expense	316	363	711	674

Total noninterest expense	1,315	1,321	2,722	2,514

Income before income taxes	607	596	944	1,481
Income tax expense	111	113	131	261

Net Income	$496	$483	$813	$1,220

Basic earnings per share	$0.32	$0.31	$0.53	$0.79
Diluted earnings per share	$0.32	$0.31	$0.53	$0.79
Dividends declared per share	$0.29	$0.28	$0.29	$0.28

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Six months Ended June 30,	2008	2007
Cash flows from operating activities
Net income	$813	$1,220
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	158	167
Net amortization (accretion) of bond premiums/discounts	13	19
Provision for loan losses	(55)	20
Net realized (gains) losses on investment securities	(7)	(1)
Net realized (gains) losses on sale of foreclosed assets	—	—
Deferred compensation and pension expense	69	88
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(5)	(1)
Increase (decrease) in accrued interest payable	4	9
Net change in other operating assets and other operating liabilities	(424)	(322)

Net cash provided (used) by operating activities	566	1,199

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	281	(7,009)
Net (increase) decrease in federal funds sold	50	50
Purchase of investment securities:
Available for Sell	(7,482)	(7,117)
Held to Maturity	(410)	(2,535)
Proceeds from sale of available for sale securities	—	—
Purchase of restricted equity securities	—	—
Proceeds from redemption of equity securities	2	18
Proceeds from maturity and redemption of investment securities:
Available for Sell	6,166	5,692
Held to Maturity	1,302	1,415
Net (increase) decrease in loans	(9,990)	1,946
Net purchases of bank premises and equipment	(26)	(498)

Net cash (used) provided by investing activities	(10,107)	(8,038)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	1,623	(286)
Net increase in interest-bearing deposits	8,550	7,375
Net increase (decrease) in securities sold	—	—
Dividends paid	(445)	(430)

Net cash provided by financing activities	9,728	6,659

Net decrease in cash and cash equivalents	187	(180)
Cash and cash equivalents, beginning	4,526	3,416

Cash and cash equivalents, ending	$4,713	$3,236

Supplemental disclosures of cash flow information
Interest paid	$2,914	$2,932
Income taxes paid	$317	$444

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Six months ended June 30, (In thousands)	2008	2007
Balance, at January 1	$1,669	$1,640
Provision charged to expense	(55)	20
Recoveries of amounts previously charged off	7	14
Loans charged off	(30)	(5)

Balance, at June 30,	$1,591	$1,669

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

(In thousands)	2008	2007
Commitments to extend credit	$17,002	$12,169
Standby letters of credit	326	1,126

Total	$17,328	$13,295

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan, which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended June 30, (In thousands)	2008	2007
Service cost	$39	$45
Interest cost	51	51
Expected return on plan assets	(55)	(54)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	1
Recognized net actuarial loss	—	2

Net periodic benefit cost	$35	$44

Six months ended June 30, (In thousands)	2008	2007
Service cost	$78	$89
Interest cost	101	101
Expected return on plan assets	(111)	(107)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	3	3
Recognized net actuarial loss	—	4

Net periodic benefit cost	$69	$88

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that no employer contributions are expected to be paid in 2008. As of June 30, 2008, no contributions have been made.

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

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Fair Value Hierarchy

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observerable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) June 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$27,357	2,537	$24,820	—

Total assets at fair value	$27,357	2,537	$24,820	—

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The company may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below

In Thousands) June 30, 2008	Total	Level 1	Level 2	Level 3
Loans	$2,674	—	$2,674	—
Other real estate owned	$212	—	$212	—

Total assets at fair value	$2,886	—	$2,886	—

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

Note 6. Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

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

Note 6. Recent Accounting Pronouncements (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At June 30, 2008, the Bank operated eight branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of June 30, 2008 were $219.7 million, an increase of $10.4 million from year-end 2007. Total loans increased 8.0% or $10.0 million during the first six months of this year to $134.4 million.

The investment securities portfolio reflected a slight increase of $149 thousand. Federal funds sold declined $50 thousand during the first six months of this year.

As of June 30, 2008, total deposits were $187.8 million, up approximately $10.2 million compared to year-end 2007. Non-interest-bearing core deposits increased 5.5% or $1.6 million to $31.2 million as compared to $29.6 million at year-end 2007. Interest-bearing deposits increased 5.8% or $8.6 million to $156.6 million. Deposits greater than $100 thousand amounted to $55.1 million at June 30, 2008 as compared to $57.3 million at year-end 2007.

Stockholders’ equity was $30.1 million as of June 30, 2008 compared to $29.9 million as of December 31, 2007. Year-to-date net income of $813 thousand accounted for the major portion of the change in stockholders’ equity occurring over the first six months of the year. Other factors affecting the change in stockholders’ equity were the payment on June 30, 2008 of the Company’s regular semi-annual cash dividend totaling $445 thousand, and the decline in accumulated other comprehensive income of $339 thousand caused by a decline in the market value of the available for sale portion of the Company’s investment portfolio. Management believes this decline in market value is a temporary decline.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2008 was $496 thousand, up 2.7% compared to $483 thousand for the three months ended June 30, 2007. Diluted earnings per share increased 3.2% to $.32 for the three months ended June 30, 2008. Diluted earnings per share for the same period a year earlier was $.31.

Total interest income for the three months ended June 30, 2008 decreased $253 thousand to $3.0 million, a decrease of 7.8% over the same prior year quarter. This resulted primarily from the effect of decreased earnings from federal funds sold and deposits with banks due to declining interest rates. Noninterest income increased 76.9% to $299 thousand primarily due to income from bank owned life insurance of $40 thousand and a grant for $69 thousand from the Commonwealth of Virginia for reimbursement of construction costs for the Fairlawn location in Pulaski County. Total interest expense decreased $53 thousand to $1.5 million, reflecting reduced interest rates paid on interest-bearing deposits accounts. Noninterest expense decreased $6 thousand or .5% to $1.3 million for the second quarter of 2008 as compared to the second quarter of 2007.

Net income for the six months ended June 30, 2008 was $813 thousand, down 33.4% compared to $1.2 million for the six months ended June 30, 2007. Diluted earnings per share decreased 32.9% to $.53 for the six months ended June 30, 2008. Diluted earnings per share for the same period a year earlier was $.79.

Interest income for the six months ended June 30, 2008 decreased $362 thousand to $6.1 million, a decrease of 5.6% over the same prior year quarter. This resulted primarily from the effect of decreased earnings from federal funds sold and deposits with banks due to declining interest rates. Total interest expense decreased $23 thousand to $2.9 million compared to the six-month period ended June 30, 2007. Net interest income after the provision for loan provision losses for the six months ended June 30, 2008 decreased $264 thousand to $3.2 million.

Total noninterest income for the six months ended June 30, 2008 showed a decreased of $67 thousand primarily due to a reduction in other operating income relating specifically to decreased BOLI income. Total noninterest expense for the comparable six-month periods ended June 30 increased to $2.7 million with the primary factors being increases in salaries and employee benefits.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first half of 2008, the provision for loan losses was $(55) thousand as compared to $20 thousand provision for the same period in 2007. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year decrease in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2008 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.6 million at June 30, 2008. The allowance for loan losses to period end loans was 1.18% at June 30, 2008 compared to 1.34% and 1.38% at December 31, 2007 and June 30, 2007, respectively. The Company recovered balances previously charged off on loans in the amount of $7 thousand during the first half of 2008. This compares with recoveries for the six months ended June 30, 2007 of $14 thousand.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $458 thousand as of June 30, 2008 compared to $858 thousand as of December 31, 2007. Management does not expect to incur any material losses related to nonperforming assets. As of June 30, 2008 the Company’s impaired loans with a valuation allowance amounted to $2.7 million, a decrease of $600 thousand from December 31, 2007. The valuation allowance related to the loans was $463 thousand at June 30, 2008 and $703 thousand at December 31, 2007.

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

The Company’s Tier I capital position was $30.4 million at June 30, 2008, or 20.23% of risk-weighted assets. Total risk-based capital was $32.0 million or 21.29% of risk-weighted assets.

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at June 30, 2008.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2008, the Company’s leverage capital ratio was 14.19%.

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

Part II. OTHER INFORMATION

Item: 1 Legal proceedings

The Company was named as a defendant in a complaint filed by a former employee with the United States Department of Labor under Section 806 of the Sarbanes-Oxley Act. The plaintiff alleged in his complaint that his termination in October 2002 violated the Act. He sought reinstatement, back pay and damages. The Company maintained that the independent members of its Board of Directors terminated the plaintiff lawfully because he refused to comply with the directives of the Audit Committee in their attempt to look into certain matters raised by the plaintiff. The Audit Committee, after full investigation, later concluded that the matters raised by the plaintiff had no merit. The Board’s decision was initially upheld by the Department of Labor. The plaintiff appealed that decision. The Department of Labor Administrative Law Judge reversed the earlier decision in the Company’s favor and entered a decision in favor of the plaintiff in January 2004. The parties submitted evidence to the Administrative Law Judge of damages without a further hearing in December 2004 and January 2005. The Administrative Law Judge rendered a Supplemental Recommended Decision and Order in February 2005, which awarded damages to the plaintiff of $65 thousand, plus attorney’s fees of $108 thousand, and ordered the plaintiff’s reinstatement. The Company filed a petition for review to the Administrative Review Board of the Department of Labor. The case was accepted for review by the Administrative Review Board in March 2005. On May 31, 2007, the Administrative Review Board reversed the decision of the Administrative Law Judge and denied Welch’s complaint. This was a final order of the Department of Labor. Welch appealed the adverse final decision of the Department of Labor to the United States Court of Appeal for the Fourth Circuit on July 19 2007. The appeal has been fully briefed and was argued orally before a panel of the Fourth Circuit on May 14, 2008 but no decision has been announced. Cardinal believes its likelihood of success on the appeal is good.

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

On April 23, 2008, the issuer held its 2008 Annual Meeting of Shareholders. At the meeting, the following six persons were elected to the Board of Directors of the issuer until the 2009 Annual Meeting. The results of the vote were as follows:

	For	Withheld
Dr. Joseph Howard Conduff, Jr.	1,053,261	102,399
Mr. William Gardner, Jr.	1,054,581	101,079
Mr. Kevin D. Mitchell	1,054,581	101,079
Mr. Ronald Leon Moore	1,014,752	140,098
Dr. A. Carole Pratt	1,052,658	103,002
Mr. G. Harris Warner, Jr.	1,050,788	104,872

5	Other information - None

6	Exhibits

31.1	–	Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)

31.2	–	Certification of Principal Financial Officer Pursuant To Rule 13a-14(a)

32.1	–	Certification of Chief Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350

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

Date: July 30, 2008