Form 10-Q
period 2008-09-30
CARDINAL BANKSHARES CORP
filed 2008-11-06
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of November 6, 2008 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

September 30, 2008

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) September 30, 2008	(Audited) December 31, 2007
Assets
Cash and due from banks	$3,839	$4,526
Interest-bearing deposits	5,795	15,511
Federal funds sold	3,450	8,800
Investment securities available for sale, at fair value	29,147	26,312
Investment securities held to maturity (fair value September 30, 2008 $16,654 - December 31, 2007 $19,120)	16,710	18,990
Restricted equity securities	534	536

Total loans	146,066	124,452
Allowance for loan losses	(1,651)	(1,669)

Net loans	144,415	122,783

Bank premises and equipment, net	4,053	4,262
Accrued interest receivable	1,181	1,045
Foreclosed properties	—	212
Bank owned life insurance	4,906	4,757
Other assets	2,040	1,527

Total assets	$216,070	$209,261

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$27,887	$29,562
Interest-bearing deposits	156,325	148,087

Total deposits	184,212	177,649

Accrued interest payable	212	211
Other liabilities	1,487	1,488

Total liabilities	185,911	179,348

Commitments and contingent liabilities	—	—
Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	12,564	11,789
Accumulated other comprehensive loss, net	(687)	(158)

Total stockholders’ equity	30,159	29,913

Total liabilities and stockholders’ equity	$216,070	$209,261

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2008	2007	2008	2007
Interest income
Loans and fees on loans	$2,418	$2,288	$7,016	$6,824
Federal funds sold and securities purchased under agreements to resell	43	112	154	338
Investment securities:
Taxable	368	321	1,029	889
Exempt from federal income tax	207	223	675	663
Deposits with banks	36	369	267	1,030

Total interest income	3,072	3,313	9,141	9,744

Interest expense
Deposits	1,434	1,518	4,352	4,459
Borrowings	—	—	—	—

Total interest expense	1,434	1,518	4,352	4,459

Net interest income	1,638	1,795	4,789	5,285
Provision for loan losses	78	—	23	20

Net interest income after provision for loan losses	1,560	1,795	4,766	5,265

Noninterest income
Service charges on deposit accounts	53	57	159	169
Other service charges and fees	28	25	80	75
Net realized gains on sales of securities	25	—	32	1
Other operating income	47	95	342	457

Total noninterest income	153	177	613	702

Noninterest expense
Salaries and employee benefits	778	801	2,416	2,285
Occupancy and equipment	172	171	545	527
Foreclosed assets, net	—	2	—	2
Other operating expense	282	372	993	1,046

Total noninterest expense	1,232	1,346	3,954	3,860

Income before income taxes	481	626	1,425	2,107
Income tax expense	74	125	205	386

Net Income	$407	$501	$1,220	$1,721

Basic earnings per share	$0.27	$0.33	$0.79	$1.12
Diluted earnings per share	$0.27	$0.33	$0.79	$1.12
Dividends declared per share	$—	$—	$0.29	$0.28

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733
Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Nine months Ended September 30,	2008	2007
Cash flows from operating activities
Net income	$1,220	$1,721
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	235	257
Net amortization (accretion) of bond premiums/discounts	21	19
Provision for loan losses	23	20
Net realized (gains) losses on investment securities	(32)	(1)
Net realized (gains) losses on sale of foreclosed assets	—	—
Deferred compensation and pension expense	104	131
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(136)	(79)
Increase (decrease) in accrued interest payable	1	16
Net change in other operating assets and other operating liabilities	(286)	(337)

Net cash provided (used) by operating activities	1,150	1,747

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	9,716	(5,950)
Net (increase) decrease in federal funds sold	5,350	(250)
Purchase of investment securities:
Available for Sale	(11,823)	(9,097)
Held to Maturity	(410)	(2,785)
Proceeds from sale of available for sale securities	—	—
Purchase of restricted equity securities	—	—
Proceeds from redemption of equity securities	2	18
Proceeds from maturity and redemption of investment securities:
Available for Sale	8,179	7,202
Held to Maturity	2,712	1,600
Net (increase) decrease in loans	(21,655)	4,975
Net purchases of bank premises and equipment	(26)	(507)

Net cash (used) provided by investing activities	(7,955)	(4,794)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(1,675)	1,976
Net increase in interest-bearing deposits	8,238	333
Net increase (decrease) in securities sold	—	—
Dividends paid	(445)	(430)

Net cash provided by financing activities	6,118	1,879

Net decrease in cash and cash equivalents	(687)	(1,168)
Cash and cash equivalents, beginning	4,526	3,416

Cash and cash equivalents, ending	$3,839	$2,248

Supplemental disclosures of cash flow information
Interest paid	$4,351	$4,443
Income taxes paid	$430	$513

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Nine months ended September 30, (In thousands)	2008	2007
Balance, at January 1	$1,669	$1,640
Provision charged to expense	23	20
Recoveries of amounts previously charged off	9	52
Loans charged off	(50)	(5)

Balance, at September 30,	$1,651	$1,707

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

(In thousands)	2008	2007
Commitments to extend credit	$13,140	$19,842
Standby letters of credit	326	1,029

Total	$13,466	$20,871

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan, which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended September 30, (In thousands)	2008	2007
Service cost	$39	$45
Interest cost	51	51
Expected return on plan assets	(55)	(54)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	1
Recognized net actuarial loss	—	2

Net periodic benefit cost	$35	$44

Nine months ended September 30, (In thousands)	2008	2007
Service cost	$117	$135
Interest cost	153	153
Expected return on plan assets	(165)	(162)
Amortization of net obligation at transition	(3)	(3)
Amortization of prior service cost	3	3
Recognized net actuarial loss	—	6

Net periodic benefit cost	$105	$132

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that no employer contributions are expected to be paid in 2008. As of September 30, 2008, no contributions have been made.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “ Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observerable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) September 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$29,147	$958	$28,189	—

Total assets at fair value	$29,147	$958	$28,189	—

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The company may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

(In Thousands) September 30, 2008	Total	Level 1	Level 2	Level 3
Loans	$2,877	—	$2,877	—
Other real estate owned	$—	—	$—	—

Total assets at fair value	$2,877	—	$2,877	—

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

Note 6. Recent Accounting Pronouncements (continued)

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 1008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FPS SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 5) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Note 6. Recent Accounting Pronouncements (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At September 30, 2008, the Bank operated eight branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

Critical Accounting Policy

Management believes the policy with respect to the methodology for the determination of the allowance for loan losses involve a high degree of complexity. Management must make difficult and subjective judgments, assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and Board of Directors.

FINANCIAL CONDITION

Total assets as of September 30, 2008 were $216.1 million, an increase of $6.8 million from year-end 2007. Total loans increased 17.4% or $21.6 million during the first nine months of this year to $146.1 million, due to increased emphasis on loan growth and decreasing interest rates.

The investment securities portfolio reflected a slight increase of $553 thousand in an effort made to increase income by investing in securities due to falling interest rates paid on overnight funds. Federal funds sold declined $5.4 million during the first nine months of this year.

As of September 30, 2008, total deposits were $184.2 million, up approximately $6.6 million compared to year-end 2007. Non-interest-bearing core deposits decreased 5.6% or $1.7 million to $27.9 million as compared to $29.6 million at year-end 2007. Interest-bearing deposits increased 5.5% or $8.2 million to $156.3 million. The decrease in non-interest bearing deposits and the increase in interest-bearing deposits were due primarily to the turbulent financial events that occurred during the quarter. Deposits greater than $100 thousand amounted to $63.8 million at September 30, 2008 as compared to $57.3 million at year-end 2007.

Stockholders’ equity was $30.2 million as of September 30, 2008 compared to $29.9 million as of December 31, 2007. Year-to-date net income of $1.2 million accounted for the major portion of the change in stockholders’ equity occurring over the first nine months of the year. Other factors affecting the change in stockholders’ equity were the payment on June 30, 2008 of the Company’s regular semi-annual cash dividend totaling $445 thousand, and the decline in accumulated other comprehensive income of $687 thousand caused by a decline in the market value of the available for sale portion of the Company’s investment portfolio. Management believes this decline in market value is a temporary decline.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2008 was $407 thousand, down 18.8% compared to $501 thousand for the three months ended September 30, 2007. Diluted earnings per share decreased 18.2% to $.27 for the three months ended June 30, 2008. Diluted earnings per share for the same period a year earlier was $.33.

Total interest income for the three months ended September 30, 2008 decreased $241 thousand to $3.1 million, a decrease of 7.3% over the same prior year quarter. This resulted primarily from the effect of decreased earnings from federal funds sold and deposits with banks due to declining interest rates. During the same period loan income increased $130 thousand or 5.7% to $2.4 million and investment income increased $31 thousand or 5.7% to $575 thousand. Noninterest income decreased 13.5% to $153 thousand primarily due to reduced earnings from bank owned life insurance. Total interest expense decreased $84 thousand to $1.4 million, reflecting reduced interest rates paid on interest-bearing deposits accounts. Noninterest expense decreased $114 thousand or 8.5% to $1.2 million for the third quarter of 2008 as compared to the third quarter of 2007 due primarily to lower other operating expenses.

Net income for the nine months ended September 30, 2008 was $1.2 million, down 29.1% compared to $1.7 million for the nine months ended September 30, 2007. Diluted earnings per share decreased 29.5% to $.79 for the nine months ended September 30, 2008. Diluted earnings per share for the same period a year earlier was $1.12.

Interest income for the nine months ended September 30, 2008 decreased $603 thousand to $9.1 million, a decrease of 6.2% compared to the nine months ended September 30, 2007. This resulted primarily from the effect of decreased earnings from federal funds sold and deposits with banks due to declining interest rates. During the same period loan income increased $192 thousand or 2.8% to $7.0 million and investment income increased $152 thousand or 9.8% to $1.7 million. Total interest expense decreased $107 thousand to $4.4 million compared to the nine month period ended September 30, 2007. Net interest income after the provision for loan provision losses for the nine months ended September 30, 2008 decreased $499 thousand to $4.8 million.

Total noninterest income for the nine months ended September 30, 2008 showed a decrease of $89 thousand primarily due to a reduction in other operating income relating specifically to decreased BOLI income. Total noninterest expense for the comparable nine month period ended September 30 increased to $3.9 million with the primary factors being increases in salaries and employee benefits.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first nine months of 2008, the provision for loan losses was $23 thousand as compared to $20 thousand provision for the same period in 2007. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2008 maintains the allowance at a level adequate to cover potential losses. For the three months ending September 30, 2008 the provision for loan losses increased $78 thousand compared to the same period for 2007.

The allowance for loan losses totaled $1.7 million at September 30, 2008. The allowance for loan losses to period end loans was 1.13% at September 30, 2008 compared to 1.34% and 1.45% at December 31, 2007 and September 30, 2007, respectively. The allowance for loan losses to period end loans percentage has continued to decrease due to increasing total loans. The Company recovered balances previously charged off on loans in the amount of $9 thousand during the first nine months of 2008. This compares with recoveries for the nine months ended September 30, 2007 of $52 thousand.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $543 thousand as of September 30, 2008 compared to $858 thousand as of December 31, 2007. Management does not expect to incur any material losses related to nonperforming assets. As of September 30, 2008 the Company’s impaired loans with a valuation allowance amounted to $2.9 million, a decrease of $400 thousand from December 31, 2007. The valuation allowance related to the loans was $486 thousand at September 30, 2008 and $703 thousand at December 31, 2007.

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

The Company’s Tier I capital position was $30.8 million at September 30, 2008, or 19.39% of risk-weighted assets. Total risk-based capital was $32.5 million or 20.42% of risk-weighted assets.

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at September 30, 2008.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2008, the Company’s leverage capital ratio was 14.50%.

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

Under the newly created filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part I., Item 3. of its Form 10-Q.

Item 4T.	CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report effectively and in a timely manner the information required to be disclosed in reports we file under the Exchange Act. There have not been any changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Item: 1  Legal proceedings

The Company was named as a defendant in a complaint filed by its former Chief Financial Officer Dave Welch with the United States Department of Labor (“DOL”) under Section 806 of the Sarbanes-Oxley Act. Mr. Welch alleged in his complaint that his termination in October, 2002 by the Company’s Board of Directors violated the Act. He sought reinstatement, back pay and damages. The Company maintained that the independent members of its Board of Directors terminated Mr. Welch lawfully because he refused to comply with the directives of the Audit Committee in their attempt to investigate Mr. Welch’s own allegations related to the Company’s financial reporting. The Audit Committee, after full investigation, later concluded that Mr. Welch’s allegations had no merit. The Board’s decision was initially upheld by the DOL. Mr. Welch appealed that decision. A DOL Administrative Law Judge reversed the earlier decision in the Company’s favor and entered a decision in favor of Mr. Welch in January 2004. The Company filed a petition for review with the Administrative Review Board of the DOL (“ARB”) and on May 31, 2007, the ARB reversed the decision of the Administrative Law Judge and entered the final order of the DOL in favor of the Company. Mr. Welch appealed the DOL’s decision to the United States Court of Appeal for the Fourth Circuit on July 19, 2007. On August 5, 2008 the Fourth Circuit denied Mr. Welch’s appeal and affirmed the DOL’s decision in favor of the Company. On September 19, 2008 Mr. Welch petitioned the Fourth Circuit for a rehearing. On October 3, 2008 the Fourth Circuit denied Mr. Welch’s petition and confirmed its earlier decision in favor of the Company.

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

31.1 – Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)

31.2 – Certification of Chief Financial Officer Pursuant To Rule 13a-14(a)

32.1 – Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman, President & Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Vice President & Chief Financial Officer

Date: November 6, 2008