Form 10-K
period 2008-12-31
CARDINAL BANKSHARES CORP
filed 2009-03-19
CIK 1022759

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13,820,692 as of February 27, 2009.

1,535,733 shares of the Issuer’s common stock were issued and outstanding as of March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2008 is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part III, Item 15. The issuer’s Proxy Statement dated March 26, 2009 is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

The principal business of the Company and Bank is to provide comprehensive individual and corporate banking services through the Bank’s main office in Floyd, Virginia, and branch offices in Hillsville, Christiansburg, Roanoke, Salem, Willis and Fairlawn, Virginia. The Bank’s wholly owned subsidiary, FBC, Inc., has interests in Virginia Title Center, LLC as well as Virginia Bankers Insurance Center, LLC, both of which act as title insurance companies. FBC, Inc. also has an interest in VBA Investment Services, LLC.

(1)	SERVICES

The Bank is a full service retail commercial bank offering a wide range of services, including demand and time deposits as well as installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies.

(2)	COMPETITIVE CONDITIONS

The bank business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 2008, there were three commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The two competing institutions are not locally owned.

Floyd County generates approximately 60% of the Bank’s total deposits. In the other parts of the Bank’s trade area (the Virginia counties of Roanoke, Montgomery, Carroll and Pulaski and the Cities of Roanoke and Salem, Virginia), there are a number of locally owned community banks, statewide banking organizations, and affiliate banks of southeast regional bank holding companies in operation.

(3)	CUSTOMERS

Deposits are derived from a broad base of customers in its trade area. No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Bank.

The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are also depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2.7 million. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $31.4 million at December 31, 2008 and approximately $26.9 million at December 31, 2007. In addition, the Company has loan concentrations relating to hotels and motels. Total loans to this group amounted to approximately $15.5 million at December 31, 2008 and approximately $12.7 million at December 31, 2007.

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

(7)	EMPLOYEES

The Bank had 31 officers, 51 full-time employees and 7 part-time employees as of December 31, 2008.

ITEM 1A.	RISK FACTORS

Under the newly created filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part I, Item 1A of its Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

The present headquarters of the Company consists of a three-story brick building, with approximately 21,200 square feet of floor space located at 101 Jacksonville Circle, Floyd, Virginia. The Bank also owns its branch offices in Hillsville, Christiansburg, Roanoke, and Fairlawn Virginia, which have drive-up facilities. The Bank’s Willis, Virginia and Salem, Virginia offices operate from a leased facility.

The Bank also owns a three-story brick building adjacent to its main office which serves as the Bank’s conference room, training room and which provides space for expansion of the financial services now offered.

ITEM 3.	LEGAL PROCEEDINGS

The Company was named as a defendant in a complaint filed by its former Chief Financial Officer Dave Welch with the United States Department of Labor (“DOL”) under Section 806 of the Sarbanes-Oxley Act. Mr. Welch alleged in his complaint that his termination in October 2002 by the Company’s Board of Directors violated the Act. He sought reinstatement, back pay and damages. The Company maintained that the independent members of its Board of Directors terminated Mr. Welch lawfully because he refused to comply with the directives of the Audit Committee in their attempt to investigate Mr. Welch’s own allegations related to the Company’s financial reporting. The Audit Committee, after full investigation, later concluded that Mr. Welch’s allegations had no merit. The Board’s decision was initially upheld by the DOL. Mr. Welch appealed the decision. A DOL Administrative Law Judge reversed the earlier decision in the Company’s favor and entered a decision in favor of Mr. Welch in January 2004. The Company filed a petition for review with the Administrative Review Board of the DOL (“ARB”) and on May 31, 2007, the ARB reversed the decision of the Administrative Law Judge and entered the final order of the DOL in favor of the Company. Mr. Welch appealed the DOL’s decision to the United States Court of Appeal for the Fourth Circuit on July 19, 2007. On August 5, 2008 the Fourth Circuit denied Mr. Welch’s appeal and affirmed the DOL’s decision in favor of the Company. On September 19, 2008 Mr. Welch petitioned the Fourth Circuit for a rehearing. On October 3, 2008 the Fourth Circuit denied Mr. Welch’s petition and confirmed its earlier decision in favor of the Company. On January 5, 2009 Mr. Welch filed a petition for a writ of certiorari with the U.S. Supreme Court seeking a review of the Fourth Circuit’s decision in the Company’s favor. The Company intends to oppose the granting of the petition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A)	The Company’s stock is traded on the OTC Bulletin Board under the symbol CDBK. The following table shows the trading ranges of the Common Stock for the previous five years.

Year	High	Low
2008	$19.00	$10.80
2007	$20.15	$18.00
2006	$21.50	$19.10
2005	$23.50	$20.00
2004	$25.00	$19.90

The approximate number of holders of the Bank’s 1,535,733 Common Stock Securities as of December 31, 2008, is 640.

(C)	Dividends paid for 2008 were $0.61 and 2007 were $0.60 per share owned. The Company’s ability to declare and pay dividends in the future is dependent upon its consolidated net income, fiscal and general business condition. Subject to these considerations, as well as, laws and regulations governing the payment of dividends, the Company may declare dividends at the discretion of the Board of Directors only. The Company currently expects that dividends will continue to be paid in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K appears in the Company’s 2008 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by Item 7 of Form 10-K appears in the Company’s 2008 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the newly created filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II., Item 7A. of its Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K appears in the Company’s 2008 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

No change in our internal control over financial reporting occurred during our fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by Item 10 of Form 10-K appears in the Company’s Proxy Statement for the 2009 Annual Meeting and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s Proxy Statement for the 2009 Annual Meeting and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s Proxy Statement for the 2009 Annual Meeting and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company’s Proxy Statement for the 2009 Annual Meeting and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s Proxy Statement for the 2009 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

			Page Number
1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm		11

	Consolidated Balance Sheets - December 31, 2008 and 2007		12

	Consolidated Statements of Income -Years ended December 31, 2008, 2007 and 2006		13

	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2008, 2007 and 2006		14

	Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2007 and 2006		15

	Notes to Consolidated Financial Statements		16

2.	Financial Statement Schedules:

	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits:

	13.1	2008 Annual Report to Stockholders

	14	Code of Ethics for Senior Officers to Rule 13a-14(a)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

	32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	REPORTS ON FORM 8-K filed during the fourth quarter of 2008:

On December 15, 2008, the Company filed a report on Form 8-K to announce its semi-annual dividend payable on December 31, 2008 to stockholders of record as of December 26, 2008.

FINANCIAL STATEMENT SCHEDULES

See Item 15(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore	/s/ J. Alan Dickerson
Ronald Leon Moore	J. Alan Dickerson
Chairman, President &	Vice President, Controller &
Chief Executive Officer	Chief Financial Officer
Date: March 11, 2009	Date: March 11, 2009

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Ronald Leon Moore	Director, Chairman, President &	March 11, 2009
Ronald Leon Moore	Chief Executive Officer

/s/Joseph Howard Conduff, Jr.	Director & Chairman of Audit Committee	March 11, 2009
Joseph Howard Conduff, Jr.

/s/ W. R. Gardner, Jr.	Director	March 11, 2009
W. R. Gardner, Jr.

/s/Kevin D. Mitchell	Director	March 11, 2009
Kevin D. Mitchell

/s/A. Carole Pratt	Director	March 11, 2009
A. Carole Pratt

/s/G. Harris Warner, Jr.	Director	March 11, 2009
G. Harris Warner, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description
13.1	2008 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)

14	Code of Ethics for Senior Officers to Rule 13a-14(a)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350