Form 10-Q
period 2009-03-31
CARDINAL BANKSHARES CORP
filed 2009-05-13
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐.	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of May 13, 2009 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

March 31, 2009

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) March 31, 2009	(Audited) December 31, 2008
Assets
Cash and due from banks	$3,061	$3,299
Interest-bearing deposits	608	227
Federal funds sold	27,950	12,875
Investment securities available for sale, at fair value	28,153	28,868
Investment securities held to maturity (fair value March 31, 2009 $ 16,744 - December 31, 2008 $ 16,642)	16,645	16,506
Restricted equity securities	554	534

Total loans	144,030	147,921
Allowance for loan losses	(1,618)	(1,659)

Net loans	142,412	146,262

Bank premises and equipment, net	3,955	4,000
Accrued interest receivable	1,112	1,134
Foreclosed properties	412	289
Bank owned life insurance	4,992	4,951
Other assets	3,122	2,095

Total assets	$232,976	$221,040

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$27,601	$26,975
Interest-bearing deposits	173,436	162,038

Total deposits	201,037	189,013

Accrued interest payable	304	222
Other liabilities	2,481	2,359

Total liabilities	203,822	191,594

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	12,571	12,411
Accumulated other comprehensive loss, net	(1,699)	(1,247)

Total stockholders’ equity	29,154	29,446

Total liabilities and stockholders’ equity	$232,976	$221,040

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2009	2008
Interest income
Loans and fees on loans	$2,144	$2,296
Federal funds sold and securities purchased under agreement to resell	10	68
Investment securities:
Taxable	344	330
Exempt from federal income tax	200	238
Deposits with banks	1	134

Total interest income	2,699	3,066

Interest expense
Deposits	1,298	1,463

Total interest expense	1,298	1,463

Net interest income	1,401	1,603
Provision for loan losses	40	20

Net interest income after provision for loan losses	1,361	1,583

Noninterest income
Service charges on deposit accounts	43	53
Other service charges and fees	26	22
Other operating income	66	86

Total noninterest income	135	161

Noninterest expense
Salaries and employee benefits	833	819
Occupancy and equipment	147	193
Foreclosed assets, net	3	—
Other operating expense	413	395

Total noninterest expense	1,396	1,407

Income before income taxes	100	337
Income tax expense (benefit)	(60)	20

Net Income	$160	$317

Basic earnings per share	$0.10	$0.21

Diluted earnings per share	$0.10	$0.21

Dividends declared per share	$—	$—

Weighted average basic shares outstanding	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Three Months Ended March 31,	2009	2008
Cash flows from operating activities
Net income	$160	$317
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	76	78
Accretion of discounts on securities, net of amortization of premiums	1	10
Provision for loan losses	40	20
Deferred compensation and pension expense	74	35
Changes in operating assets and liabilities:
Accrued income	22	(84)
Other assets	(835)	(249)
Accrued interest payable	82	36
Other liabilities	48	(230)

Net cash provided by operating activities	(332)	(67)

Cash flows from investing activities
Net increase in interest-bearing deposits in banks	(381)	(3,916)
Net (increase) decrease in federal funds sold	(15,075)	200
Purchase of available for sale securities	(2,653)	(2,250)
Sales of available for sale securities	—	—
Maturities, calls and paydowns of available for sale securities	2,685	2,220
Purchases of held to maturity securities	(599)	(410)
Maturities, calls and paydowns of held to maturity securities	457	555
Call (purchase) of restricted equity securities	(20)	2
Net (increase) decrease in loans	3,687	(5,053)
Net purchases of bank premises and equipment	(31)	(19)

Net cash (used) provided by investing activities	(11,930)	(8,671)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	626	(588)
Net increase in interest-bearing deposits	11,398	8,282

Net cash provided by financing activities	12,024	7,694

Net decrease in cash and cash equivalents	(238)	(1,044)
Cash and cash equivalents, beginning	3,299	4,526

Cash and cash equivalents, ending	$3,061	$3,482

Supplemental disclosures of cash flow information
Interest paid	$1,216	$1,427

Income taxes paid	$4	$255

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$123	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain previously reported amounts have been reclassified to conform to current presentations.

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Three months ended March 31, (In thousands)	2009	2008
Balance, at January 1	$1,659	$1,669
Provision charged to expense	40	20
Recoveries of amounts previously charged off	2	2
Loans charged off	(83)	—

Balance, at March 31,	$1,618	$1,691

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

(In thousands)	2009	2008
Commitments to extend credit	$16,410	$19,156
Standby letters of credit	924	1,017

Total	$17,334	$20,173

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended March 31	2009	2008
Service cost	$45,145	$38,837
Interest cost	52,772	50,693
Expected return on plan assets	(37,197)	(55,413)
Amortization of net obligation at transition	(757)	(1,007)
Amortization of prior service cost	1,495	1,495
Recognized net actuarial loss	11,250	—

Net periodic benefit cost	$72,708	$34,605

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that employer contributions in the amount of $254 thousand are expected to be paid in 2009. As of March 31, 2009, no contributions have been made.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “ Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observerable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) March 31, 2009	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$28,153	—	$28,153	—

Total assets at fair value	$28,153	—	$28,153	—

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The company may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U. S generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below

In Thousands) March 31, 2009	Total	Level 1	Level 2	Level 3
Impaired Loans	$2,250	—	$2,250	—
Other real estate owned	$412	—	$412	—

Total assets at fair value	$2,662	—	$2,662	—

Note 6. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,”

Note 6. Recent Accounting Pronouncements (continued)

(“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

Note 6. Recent Accounting Pronouncements (continued)

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At March 31, 2009, the Bank operated eight branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

Critical Accounting Policy

Management believes the policy with respect to the methodology for the determination of the allowance for loan losses involve a high degree of complexity. Management must make difficult and subjective judgments, assumptions or estimates that could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and Board of Directors.

FINANCIAL CONDITION

Total assets as of March 31, 2009 were $233.0 million, an increase of 5.4% or $12.0 million from year-end 2008. Total loans decreased 2.6% or $3.9 million during the quarter to $144.0 million due to loans being refinanced and pay downs.

The investment securities portfolio reflected a decrease of $576 thousand. Federal funds sold increased $15.1 million during the quarter as a result of increased deposits, which management believes reflects the flight of depositors from banks which have suffered near catastrophic losses to smaller banks which are well capitalized and offer safety and soundness.

As of March 31, 2009, total deposits were $201.0 million, up approximately 6.4% or $12.0 million compared to year-end 2008. Non-interest-bearing core deposits increased slightly to $27.6 million as compared to $27.0 million at year-end 2008. Interest-bearing deposits increased 7.0% or $11.4 million to $173.4 million due to depositors moving funds over concerns about investment markets and safety and soundness. Deposits greater than $100 thousand amounted to $64.4 million at March 31, 2009 as compared to $57.1 million at year-end 2008.

Stockholders’ equity was $29.1 million as of March 31, 2009 compared to $29.4 million as of December 31, 2008. Recognition of accumulated other comprehensive loss, net of income for the period accounted for the decrease in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2009 was $160 thousand, down 49.5% compared to $317 thousand for the three months ended March 31, 2008. Diluted earnings per share decreased 52.4% to $.10 for the three months ended March 31, 2009. Diluted earnings per share for the same period a year earlier was $.21. The decrease in net income is primarily a result of decreased earnings on deposits with banks and federal funds sold due to continued historically low federal funds interest rates of between 0.00% and .25%.

Total interest income for the three months ended March 31, 2009 decreased $367 thousand to $2.7 million, a decrease of 12.0% over the same prior year quarter. This resulted primarily from the effect of decreased earnings from loans and loan fees, federal funds sold and deposits with banks due to declining interest rates. Noninterest income decreased 16.1% to $135 thousand. Total interest expense decreased $165 thousand to $1.3 million, reflecting the decline of rates paid on interest-bearing deposits accounts. Noninterest expense decreased $11 thousand to $1.4 million for the first quarter of 2009 as compared to the first quarter of 2008.

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009, payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company could experience an increase in FDIC assessement expense by approximately $612 thousand from 2008 to 2009. The 20 basis point special assessment represents $379 thousand of this increase.

On March 5, 2009, the FDIC Chairman announced that the FDIC could potentially lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first quarter of 2009 the provision for loan losses was $40 thousand as compared to $20 thousand provision for the same period in 2008. Based upon management’s periodic reviews of the loan portfolio using the above mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2009 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.6 million at March 31, 2009. The allowance for loan losses to period end loans was 1.12% at March 31, 2009 compared to 1.12% and 1.31% at December 31, 2008 and March 31, 2008, respectively. The Company recovered balances previously charged off on loans in the amount of $2 thousand during the quarter. This compares with recoveries for the three months ended March 31, 2008 of $2 thousand. The Company charged-off loans in the amount of $83 during the quarter as compared to $0 charge-offs for the same quarter in the previous year.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $5.3 million as of March 31, 2009 compared to $3.1 million as of December 31, 2008. Management is taking aggressive actions to mitigate any material losses related to nonperforming assets. As of March 31, 2009 the Company’s impaired loans with a valuation allowance amounted to $2.7 million, unchanged from December 31, 2008. The valuation allowance related to the loans was $470 thousand at March 31, 2009 and $461 thousand at December 31, 2008.

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

The Company’s Tier I capital position was $30.9 million at March 31, 2009, or 18.95% of risk-weighted assets. Total risk-based capital was $32.5 million or 19.95% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at March 31, 2009.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2009, the Company’s leverage capital ratio was 13.59%.

The Company applied and was approved for TARP (Troubled Assets Relief Program) funds. However, due to the Company’s strong capital position, the Board of Directors voted unanimously not to accept the funds.

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

Under the filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Item 3 of its Form 10-Q.

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

The Company was named as a defendant in a complaint filed by its former Chief Financial Officer Dave Welch with the United States Department of Labor (“DOL”) under Section 806 of the Sarbanes-Oxley Act. Mr. Welch alleged in his complaint that his termination in October 2002 by the Company’s Board of Directors violated the Act. He sought reinstatement, back pay and damages. The Company maintained that the independent members of its Board of Directors terminated Mr. Welch lawfully because he refused to comply with the directives of the Audit Committee in their attempt to investigate Mr. Welch’s own allegations related to the Company’s financial reporting. The Audit Committee, after full investigation, later concluded that Mr. Welch’s allegations had no merit. The Board’s decision was initially upheld by the DOL. Mr. Welch appealed the decision. A DOL Administrative Law Judge reversed the earlier decision in the Company’s favor and entered a decision in favor of Mr. Welch in January 2004. The Company filed a petition for review with the Administrative Review Board of the DOL (“ARB”) and on May 31, 2007, the ARB reversed the decision of the Administrative Law Judge and entered the final order of the DOL in favor of the Company. Mr. Welch appealed the DOL’s decision to the United States Court of Appeal for the Fourth Circuit on July 19, 2007. On August 5, 2008 the Fourth Circuit denied Mr. Welch’s appeal and affirmed the DOL’s decision in favor of the Company. On September 19, 2008 Mr. Welch petitioned the Fourth Circuit for a rehearing. On October 3, 2008 the Fourth Circuit denied Mr. Welch’s petition and confirmed its earlier decision in favor of the Company. On January 5, 2009 Mr. Welch filed a petition for a writ of certiorari with the U.S. Supreme Court seeking a review of the Fourth Circuit’s decision in the Company’s favor. On April 20, 2009 the Supreme Court denied Mr. Welch’s petition.

1A.	Risk factors

Under the category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II, Item 1A of its Form 10-Q.

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

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman of the Board, President & Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Vice President & Chief Financial Officer

Date: May 13, 2009