Form 10-Q
period 2009-06-30
CARDINAL BANKSHARES CORP
filed 2009-08-13
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO

SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐.    No  ☐.

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of August 12, 2009 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

June 30, 2009

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) June 30, 2009	(Audited) December 31, 2008
Assets
Cash and due from banks	$3,565	$3,299
Interest-bearing deposits	3,408	227
Federal funds sold	27,175	12,875
Investment securities available for sale, at fair value	25,288	28,868
Investment securities held to maturity	15,243	16,506
(fair value June 30, 2009 $ 15,318 - December 31, 2008 $ 16,642)
Restricted equity securities	554	534

Total loans	144,655	147,921
Allowance for loan losses	(1,712)	(1,659)

Net loans	142,943	146,262

Bank premises and equipment, net	3,886	4,000
Accrued interest receivable	978	1,134
Foreclosed properties	271	289
Bank owned life insurance	5,033	4,951
Other assets	2,261	2,095

Total assets	$230,605	$221,040

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$27,071	$26,975
Interest-bearing deposits	171,229	162,038

Total deposits	198,300	189,013

Accrued interest payable	185	222
Other liabilities	2,570	2,359

Total liabilities	201,055	191,594

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	12,562	12,411
Accumulated other comprehensive loss, net	(1,294)	(1,247)

Total stockholders’ equity	29,550	29,446

Total liabilities and stockholders’ equity	$230,605	$221,040

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2009	2008	2009	2008
Interest income
Loans and fees on loans	$2,194	$2,302	$4,338	$4,598
Federal funds sold and securities purchased under agreements to resell	14	43	24	111
Investment securities:
Taxable	273	331	617	661
Exempt from federal income tax	192	230	392	468
Deposits with banks	1	97	2	231

Total interest income	2,674	3,003	5,373	6,069

Interest expense
Deposits	1,278	1,455	2,576	2,918

Total interest expense	1,278	1,455	2,576	2,918

Net interest income	1,396	1,548	2,797	3,151
Provision for loan losses	90	(75)	130	(55)

Net interest income after provision for loan losses	1,306	1,623	2,667	3,206

Noninterest income
Service charges on deposit accounts	43	53	86	106
Other service charges and fees	29	30	55	52
Net Realized gains on sales of securities	23	7	23	7
Other operating income	83	209	149	295

Total noninterest income	178	299	313	460

Noninterest expense
Salaries and employee benefits	878	819	1,711	1,638
Occupancy and equipment	177	180	324	373
Foreclosed Assets, Net	(3)	—	—	—
Other operating expense	402	316	815	711

Total noninterest expense	1,454	1,315	2,850	2,722

Income before income taxes	30	607	130	944
Income tax expense (benefit)	(84)	111	(144)	131

Net Income	$114	$496	$274	$813

Basic earnings per share	$0.07	$0.32	$0.18	$0.53

Diluted earnings per share	$0.07	$0.32	$0.18	$0.53

Dividends declared per share	$0.08	$0.29	$0.08	$0.29

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Six Months Ended June 30,	2009	2008
Cash flows from operating activities
Net income	$274	$813
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	149	158
Accretion of discounts on securities, net of amortization of premiums	29	13
Provision for loan losses	130	(55)
Net realized (gains) losses on investment securities	(23)	(7)
Net realized (gains) losses on sale of foreclosed assets	(5)	—
Deferred compensation and pension expense	148	69
Changes in operating assets and liabilities:
Accrued income	156	(5)
Other assets	(224)	(381)
Accrued interest payable	(37)	4
Other liabilities	63	(43)

Net cash provided by operating activities	660	566

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(3,181)	281
Net (increase) decrease in federal funds sold	(14,300)	50
Purchases of available for sale securities	(7,094)	(7,482)
Sales of available for sale securities	754	—
Maturities, calls and paydowns of available for sale securities	9,846	6,166
Purchases of held to maturity securities	(815)	(410)
Maturities, calls and paydowns of held to maturity securities	2,075	1,302
Call (purchase) of restricted equity securities	(20)	2
Proceeds from the sale of foreclosed properties	146	—
Net (increase) decrease in loans	3,066	(9,990)
Net purchases of bank premises and equipment	(35)	(26)

Net cash (used) by investing activities	(9,558)	(10,107)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	96	1,623
Net increase in interest-bearing deposits	9,191	8,550
Dividends Paid	(123)	(445)

Net cash provided by financing activities	9,164	9,728

Net increase in cash and cash equivalents	266	187
Cash and cash equivalents, beginning	3,299	4,526

Cash and cash equivalents, ending	$3,565	$4,713

Supplemental disclosures of cash flow information
Interest paid	$2,613	$2,914

Income taxes paid	$14	$317

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$123	$—

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

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 12, 2009, the date the financial statements were issued.

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Six months ended June 30, (In thousands)	2009	2008

Balance, at January 1	$1,659	$1,669
Provision charged to expense	130	(55)
Recoveries of amounts previously charged off	8	7
Loans charged off	(85)	(30)

Balance, at June 30,	$1,712	$1,591

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

(In thousands)	2009	2008

Commitments to extend credit	$18,339	$17,002
Standby letters of credit	924	326

Total	$19,263	$17,328

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended June 30, (In thousands)	2009	2008

Service cost	$45	$39
Interest cost	53	51
Expected return on plan assets	(37)	(55)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	1
Recognized net actuarial loss	12	—

Net periodic benefit cost	$73	$35

Six months ended June 30, (In thousands)	2009	2008

Service cost	$90	$78
Interest cost	106	101
Expected return on plan assets	(74)	(111)
Amortization of net obligation at transition	(2)	(2)
Amortization of prior service cost	3	3
Recognized net actuarial loss	23	—

Net periodic benefit cost	$146	$69

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that employer contributions in the amount of $254 thousand are expected to be paid in 2009. As of June 30, 2009, no contributions have been made.

Note 5. Fair Value

The estimated fair values of the Company’s financial instruments are as follows:

(In thousands)	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$3,565	$3,565	$3,299	$3,299
Interest-bearing deposits with banks	3,408	3,408	227	227
Federal funds sold	27,175	27,175	12,875	12,875
Securities, available for sale	25,288	25,288	28,868	28,868
Securities, held to maturity	15,243	15,318	16,506	16,642
Restricted equity securities	554	554	534	534
Total loans	144,655	145,656	147,921	150,621

Financial liabilities
Deposits	198,300	200,979	189,013	191,267
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	—	—	—	—

Note 5. Fair Value (continued)

Effective January 1, 2008, the Company adopted SFAS No. 157 (FASB ASC 820-05, 15, 30, 35, 50, 55, 60, 65), “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Note 5. Fair Value (continued)

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114 (FASB ASC 310-10-30, 35, 45, 50), “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observerable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) June 30, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$25,288	$1,359	$23,929	$—

Total assets at fair value	$25,288	$1,359	$23,929	$—

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U. S generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

(In Thousands) June 30, 2009	Total	Level 1	Level 2	Level 3

Impaired Loans	$2,252	—	$2,252	$—
Other real estate owned	271	—	271	—

Total assets at fair value	$2,523	$—	$2,523	$—

Note 6. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values follow:

June 30, 2009 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Government sponsored enterprises	$2,509	$5	$543	$1,971
State and municipal securities	2,852	52	—	2,904
Mortgage-backed securities	17,720	230	144	17,806
Other securities	3,052	—	445	2,607

	$26,133	$287	$1,132	$25,288

Held to maturity
State and municipal securities	$15,209	$281	$206	$15,284
Mortgage-backed securities	34	—	—	34

	$15,243	$281	$206	$15,318

December 31, 2008 (In thousands)

Available for sale
Government sponsored enterprises	$6,733	$30	$518	$6,245
State and municipal securities	2,918	30	5	2,943
Mortgage-backed securities	16,942	140	117	16,965
Other securities	3,049	51	385	2,715

	$29,642	$251	$1,025	$28,868

Held to maturity
State and municipal securities	$16,468	$283	$146	$16,605
Mortgage-backed securities	38	—	1	37

	$16,506	$283	$147	$16,642

Restricted equity securities, carried at cost, consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and The Federal Reserve Bank of Richmond (Federal Reserve), which are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires banks to purchase stock as a condition of membership in the Federal Reserve system.

Investment securities with amortized cost of approximately $6.4 million and $7.0 million at June 30, 2009 and December 31, 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Realized gains, available for sale securities	$21	$6	$21	$6
Realized gains, held to maturity securities	2	1	2	1

	$23	$7	$23	$7

Note 6. Securities (continued)

The scheduled maturities of debt securities available for sale and held to maturity at June 30, 2009 were as follows:

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$436	$437	$853	$866
Due after one year through five years	1,756	1,518	5,142	5,270
Due after five years through ten years	2,788	2,568	5,462	5,525
Due after ten years	21,153	20,765	3,786	3,657

	$26,133	$25,288	$15,243	$15,318

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 respectively.

	Less Than 12 Months		12 Months or More		Total
June 30, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$480	$20	$478	$523	$958	$543
State and municipal securities	2,426	138	1,905	68	4,331	206
Mortgage- backed securities	3,421	48	1,071	96	4,492	144
Other Securities	907	125	1,201	320	2,108	445

Total temporarily impaired securities	$7,234	$331	$4,655	$1,007	$11,889	$1,338

	Less Than 12 Months		12 Months or More		Total
December 31, 2008 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$481	$4	$486	$514	$967	$518
State and municipal securities	3,413	96	645	55	4,058	151
Mortgage- backed securities	3,409	94	1,545	24	4,954	118
Other Securities	1,135	385	—	—	1,135	385

Total temporarily impaired securities	$8,438	$579	$2,676	$593	$11,114	$1,172

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At June 30, 2009 the Company had 3 government-sponsored securities with an aggregate unrealized loss of approximately $542 thousand, 15 state and municipal securities with an aggregate unrealized loss of approximately $206 thousand, 13 mortgaged-backed securities with an aggregate unrealized loss of approximately $144 thousand and 6 other securities with an aggregate unrealized loss of approximated $445 thousand. Management does not believe that gross unrealized losses, which totals 10.1% of the amortized costs of the related investment securities, represent an other-than-temporary impairment.

At December 31, 2008, the Company had 3 government-sponsored securities with an aggregate unrealized loss of approximately $518 thousand, 13 state and municipal securities with an aggregate unrealized loss of approximately $151 thousand, 35 mortgaged-backed securities with an aggregate unrealized loss of approximately $118 thousand and 4 other securities with an aggregate unrealized loss of approximated $385 thousand. Management does not believe that gross unrealized losses, which totals 10.5% of the amortized costs of the related investment securities, represent an other-than-temporary impairment.

Note 7. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value, which are discussed below.

Note 7. Recent Accounting Pronouncements (continued)

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods. A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

Note 7. Recent Accounting Pronouncements (continued)

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events, which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 1 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At June 30, 2009, the Bank operated eight branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of June 30, 2009 were $230.6 million, an increase of 4.3% or $9.6 million from year-end 2008. Total loans decreased 2.2% or $3.2 million during the first six months of this year to $144.7 million due to loans being refinanced and pay downs.

The investment securities portfolio reflected a decrease of 10.5% or $4.8 million during the first six months of the year due to calls on securities for the purpose of refinancing at lower interest rates. Federal funds sold increased $14.3 million during the first six months of the year as a result of increased deposits, which management believes reflects the flight of depositors from banks which have suffered near catastrophic losses to smaller banks which are well capitalized and offer safety and soundness. In addition, due to low interest rates, many government and municipal securities are being refinanced causing an influx of cash to the Company as these securities payoff early, which in turn makes finding securities to reinvest the cash within Company standards of safety, soundness, competitive interest rate and reasonable time frame difficult during the current economic climate.

As of June 30, 2009, total deposits were $198.3 million, up approximately 4.9% or $9.3 million compared to year-end 2008. Non-interest-bearing core deposits increased slightly to $27.1 million as compared to $27.0 million at year-end 2008. Interest-bearing deposits increased 5.7% or $9.2 million to $171.2 million due to depositors moving funds over concerns about investment markets and safety and soundness. Deposits greater than $100 thousand amounted to $69.7 million at June 30, 2009 as compared to $57.1 million at year-end 2008.

Stockholders’ equity was $29.5 million as of June 30, 2009 compared to $29.4 million as of December 31, 2008. Net income of $274 thousand for the period less dividends paid of $123 thousand less an increase in accumulated other comprehensive loss of $47 thousand accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2009 was $274 thousand, down 66.3% compared to $813 thousand for the six months ended June 30, 2008. Diluted earnings per share decreased 66.0% to $.18 for the six months ended June 30, 2009. Diluted earnings per share for the same period a year earlier was $.53. The decrease in net income is a result of decreased earnings on deposits with banks and federal funds sold due to continued historically low federal funds interest rates of between 0.00% and 0.25%, decreased loan income and the expensing of the one-time special FDIC assessment to be paid on September 30, 2009.

Total interest income for the six months ended June 30, 2009 decreased $696 thousand to $5.4 million, a decrease of 11.5% over the same prior year period. Total interest income for the quarter ended June 30, 2009 decreased $329 thousand to $2.7 million, a decrease of 11.0% over the same prior year quarter. This resulted primarily from the effect of decreased earnings from loans and loan fees, federal funds sold and deposits with banks due to the continuation of historically low interest rates. Noninterest income for the six-month period decreased 32.0% to $313 thousand versus the same time period for the prior year. Noninterest income for the quarter decreased 40.5% to $178 thousand versus the same prior year quarter. Prior year noninterest income included recognition of life insurance proceeds of $40 thousand and a reimbursement from the Commonwealth of Virginia Department of Housing and Community Development Enterprise Zone Real Property Investment Grant of $69 thousand for the addition of the Fairlawn branch due to Pulaski County being classified as a distressed county due to high unemployment. Total interest expense for the six-months period and quarter decreased $342 thousand to $2.6 million and $177 thousand to $1.3 million, respectively; reflecting the decline of rates paid on interest-bearing deposits accounts even though total deposits increased. Noninterest expense increased $128 thousand to $2.9 million for the first six months of 2009 as compared to the same period in 2008. Noninterest expense for the quarter increased $139 thousand to $1.5 million versus the same quarter in the previous year. The increase was the result of an additional accrual for the defined benefit pension plan contribution to be made in 2009 as a result of decreased earnings on assets already in the plan (See Note 4 above) and increased FDIC premiums.

The FDIC one-time special premium was reduced from 20 basis points on total domestic deposits to 5 basis points on Total Assets less Tier 1 Capital per the June 2009 Call Report. The calculated premium for the Bank was $101 thousand, which was required to be expensed in full by June 30, 2009 and payable on September 30, 2009. In addition, as an ongoing part of the FDIC’s plan to achieve its mandated funding requirements, the quarterly assessment rate for the Bank has increased from $5.27 per $100.00 of deposits in the first quarter of 2009 to its current level of $14.00 per $100.00 of deposits. Due to the current economic climate and the number of banks anticipated to fail, the increased FDIC premium rate is expected to stay in place for the foreseeable future along with the potential for additional special assessments.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first half of 2009 the provision for loan losses was $130 thousand as compared to $(55) thousand provision for the same period in 2008. The provision was increased to offset $85 thousand in write-downs incurred during the first six-months of 2009. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2009 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $1.7 million at June 30, 2009. The allowance for loan losses to period end loans was 1.18% at June 30, 2009 compared to 1.12% and 1.18% at December 31, 2008 and June 30, 2008, respectively. The Company recovered balances previously charged off on loans in the amount of $8 thousand during the first half of 2009. This compares with recoveries for the six months ended June 30, 2008 of $7 thousand. The Company charged-off loans in the amount of $85 thousand during the first half of 2009 as compared to $30 thousand in charge-offs for the same six months of 2008.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $5.4 million as of June 30, 2009 compared to $3.1 million as of December 31, 2008. The increase in nonperforming assets occurred in the nonaccrual and 90 days or more categories as the current economic climate persists, creating cash flow issues for certain loan customers. Management is taking aggressive actions to mitigate any material losses related to nonperforming assets. As of June 30, 2009 the Company’s impaired loans with a valuation allowance amounted to $2.5 million, a decrease of $200 thousand from December 31, 2008. The valuation allowance related to the impaired loans was $456 thousand at June 30, 2009 and $461 thousand at December 31, 2008.

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

The Company’s Tier I capital position was $30.8 million at June 30, 2009, or 19.19% of risk-weighted assets. Total risk-based capital was $32.6 million or 20.25% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at June 30, 2009.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2009, the Company’s leverage capital ratio was 13.66%.

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

Part II. OTHER INFORMATION

Item 1:	Legal proceedings - None

Item 1A.	Risk factors

Under the category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II, Item 1A of its Form 10-Q.

Item 2	Unregistered sales of equity securities and use of proceeds - None

Item 3	Defaults upon senior securities - None

Item 4	Submission of matters to a vote of security holders

On April 22 and June 17, 2009, the registrant held its 2009 Annual Meeting of Stockholders. At the meeting, the following six persons were elected to the Board of Directors of the issuer until the 2010 Annual Meeting. The results of the vote were as follows:

	For	Withheld

Dr. Joseph Howard Conduff, Jr.	1,088,361	140,798
Mr. William Gardner, Jr.	1,088,361	140,798
Mr. Kevin D. Mitchell	1,088,336	140,823
Mr. Ronald Leon Moore	1,083,067	146,092
Dr. A. Carole Pratt	1,080,936	148,223
Mr. G. Harris Warner, Jr.	1,080,566	148,593

In addition, the proposed amendment to the Company’s Articles of Incorporation to authorize 5 million shares of preferred stock, which required a two-thirds vote, was not approved.

For	Withheld

781,157	391,144

Item 5	Other information - None

Item 6	Exhibits

31.1	–	Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)
31.2	–	Certification of Chief Financial Officer Pursuant To Rule 13a-14(a)
32.1	–	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman, President & Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Vice President & Chief Financial Officer

Date: August 12, 2009