Form 10-Q
period 2009-09-30
CARDINAL BANKSHARES CORP
filed 2009-11-12
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of November 11, 2009 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

September 30, 2009

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) September 30, 2009	(Audited) December 31, 2008
Assets
Cash and due from banks	$3,506	$3,299
Interest-bearing deposits	484	227
Federal funds sold	20,175	12,875
Investment securities available for sale, at fair value	28,109	28,868
Investment securities held to maturity	15,301	16,506
(fair value September 30, 2009 $ 15,780 - December 31, 2008 $ 16,642)
Restricted equity securities	575	534

Total loans	154,810	147,921
Allowance for loan losses	(2,160)	(1,659)

Net loans	152,650	146,262

Bank premises and equipment, net	3,847	4,000
Accrued interest receivable	947	1,134
Foreclosed properties	271	289
Bank owned life insurance	5,074	4,951
Other assets	2,272	2,095

Total assets	$233,211	$221,040

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$26,709	$26,975
Interest-bearing deposits	174,332	162,038

Total deposits	201,041	189,013

Accrued interest payable	185	222
Other liabilities	2,155	2,359

Total liabilities	203,381	191,594

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	12,568	12,411
Accumulated other comprehensive loss, net	(1,020)	(1,247)

Total stockholders’ equity	29,830	29,446

Total liabilities and stockholders’ equity	$233,211	$221,040

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2009	2008	2009	2008
Interest income

Loans and fees on loans	$2,306	$2,418	$6,644	$7,016
Federal funds sold and securities purchased under agreements to resell	13	43	37	154
Investment securities:
Taxable	263	368	880	1,029
Exempt from federal income tax	187	207	579	675
Deposits with banks	—	36	2	267

Total interest income	2,769	3,072	8,142	9,141

Interest expense
Deposits	1,251	1,434	3,827	4,352

Total interest expense	1,251	1,434	3,827	4,352

Net interest income	1,518	1,638	4,315	4,789
Provision for loan losses	446	78	576	23

Net interest income after provision for loan losses	1,072	1,560	3,739	4,766

Noninterest income
Service charges on deposit accounts	48	53	134	159
Other service charges and fees	29	28	85	80
Net Realized gains on sales of securities	27	25	50	32
Other operating income	84	47	232	342

Total noninterest income	188	153	501	613

Noninterest expense
Salaries and employee benefits	892	778	2,602	2,416
Occupancy and equipment	171	172	495	545
Foreclosed Assets, Net	—	—	—	—
Other operating expense	323	282	1,139	993

Total noninterest expense	1,386	1,232	4,236	3,954

Income before income taxes	(126)	481	4	1,425
Income tax expense (benefit)	(132)	74	(276)	205

Net Income	$6	$407	$280	$1,220

Basic earnings per share	$—	$0.27	$0.18	$0.79

Diluted earnings per share	$—	$0.27	$0.18	$0.79

Dividends declared per share	$—	$—	$0.08	$0.29

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Nine Months Ended September 30,	2009	2008
Cash flows from operating activities
Net income	$280	$1,220
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	219	235
Accretion of discounts on securities, net of amortization of premiums	54	21
Provision for loan losses	576	23
Net realized (gains) losses on investment securities	(50)	(32)
Net realized (gains) losses on sale of foreclosed assets	(5)	—
Deferred compensation and pension expense	—	104
Changes in operating assets and liabilities:
Accrued income	187	(136)
Other assets	(417)	(373)
Accrued interest payable	(37)	1
Other liabilities	(204)	87

Net cash provided by operating activities	603	1,150

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(257)	9,716
Net (increase) decrease in federal funds sold	(7,300)	5,350
Purchases of available for sale securities	(12,584)	(11,823)
Sales of available for sale securities	1,988	—
Maturities, calls and paydowns of available for sale securities	11,698	8,179
Purchases of held to maturity securities	(1,209)	(410)
Maturities, calls and paydowns of held to maturity securities	2,411	2,712
Call (purchase) of restricted equity securities	(41)	2
Proceeds from the sale of foreclosed properties	146	—
Net (increase) decrease in loans	(7,087)	(21,655)
Net purchases of bank premises and equipment	(66)	(26)

Net cash (used) by investing activities	(12,301)	(7,955)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	(266)	(1,675)
Net increase in interest-bearing deposits	12,294	8,238
Dividends Paid	(123)	(445)

Net cash provided by financing activities	11,905	6,118

Net increase in cash and cash equivalents	207	(687)
Cash and cash equivalents, beginning	3,299	4,526

Cash and cash equivalents, ending	$3,506	$3,839

Supplemental disclosures of cash flow information
Interest paid	$3,864	$4,351

Income taxes paid	$14	$430

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$123	$—

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

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 11, 2009, the date the financial statements were issued.

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Nine months ended September 30, (In thousands)	2009	2008

Balance, at January 1	$1,659	$1,669
Provision charged to expense	576	23
Recoveries of amounts previously charged off	10	9
Loans charged off	(85)	(50)

Balance, at September 30,	$2,160	$1,651

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

(In thousands)	2009	2008

Commitments to extend credit	$22,783	$13,140
Standby letters of credit	924	326

Total	$23,707	$13,466

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of the components of the net periodic benefit cost.

Three months ended September 30, (In thousands)	2009	2008

Service cost	$45	$39
Interest cost	53	51
Expected return on plan assets	(37)	(55)
Amortization of net obligation at transition	(1)	(1)
Amortization of prior service cost	1	1
Recognized net actuarial loss	12	—

Net periodic benefit cost	$73	$35

Nine months ended September 30, (In thousands)	2009	2008

Service cost	$135	$117
Interest cost	159	153
Expected return on plan assets	(111)	(165)
Amortization of net obligation at transition	(3)	(3)
Amortization of prior service cost	3	3
Recognized net actuarial loss	36	—

Net periodic benefit cost	$219	$105

As of September 30, 2009, the employer contributions amount of $254 thousand, previously disclosed in the Company financial statements for the year ended December 31, 2008, has been made.

Note 5. Fair Value

The estimated fair values of the Company’s financial instruments are as follows:

(In thousands)	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$3,506	$3,506	$3,299	$3,299
Interest-bearing deposits with banks	484	484	227	227
Federal funds sold	20,175	20,175	12,875	12,875
Securities, available for sale	28,109	28,109	28,868	28,868
Securities, held to maturity	15,301	15,780	16,506	16,642
Restricted equity securities	575	575	534	534
Total loans	154,810	156,015	147,921	150,621

Financial liabilities
Deposits	201,041	203,361	189,013	191,267
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 5. Fair Value (continued)

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Fair Value Hierarchy

Under ASC 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 5. Fair Value (continued)

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observerable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) September 30, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$28,109	$—	$28,109	$—

Total assets at fair value	$28,109	$—	$28,109	$—

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

(In Thousands) September 30, 2009	Total	Level 1	Level 2	Level 3

Impaired Loans	$3,874	—	$3,874	$—
Other real estate owned	271	—	271	—

Total assets at fair value	$4,145	$—	$4,145	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 6. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values follow:

September 30, 2009 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Government sponsored enterprises	$3,916	$8	$490	$3,434
State and municipal securities	2,418	93	—	2,511
Mortgage-backed securities	19,151	294	88	19,357
Other securities	3,054	—	247	2,807

	$28,539	$395	$825	$28,109

Held to maturity
State and municipal securities	$15,268	$513	$34	$15,747
Mortgage-backed securities	33	—	—	33

	$15,301	$513	$34	$15,780

December 31, 2008 (In thousands)

Available for sale
Government sponsored enterprises	$6,733	$30	$518	$6,245
State and municipal securities	2,918	30	5	2,943
Mortgage-backed securities	16,942	140	117	16,965
Other securities	3,049	51	385	2,715

	$29,642	$251	$1,025	$28,868

Held to maturity
State and municipal securities	$16,468	$283	$146	$16,605
Mortgage-backed securities	38	—	1	37

	$16,506	$283	$147	$16,642

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

Investment securities with amortized cost of approximately $5.6 million and $7.0 million at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In thousands)
Realized gains, available for sale securities	$27	$—	$48	$6
Realized gains, held to maturity securities	—	25	2	26

	$27	$25	$50	$32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 6. Securities (continued)

The scheduled maturities of debt securities available for sale and held to maturity at September 30, 2009 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$—	$—	$863	$873
Due after one year through five years	1,337	1,139	5,159	5,371
Due after five years through ten years	3,820	3,628	5,471	5,654
Due after ten years	23,382	23,342	3,808	3,882

	$28,539	$28,109	$15,301	$15,780

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008 respectively.

	Less Than 12 Months		12 Months or More		Total
September 30, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$1,265	$6	$516	$484	$1,781	$490
State and municipal securities	776	34	—	—	776	34
Mortgage- backed securities	3,979	43	561	45	4,540	88
Other Securities	925	109	1,383	138	2,308	247

Total temporarily impaired securities	$6,945	$192	$2,460	$667	$9,405	$859

	Less Than 12 Months		12 Months or More		Total
December 31, 2008 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$481	$4	$486	$514	$967	$518
State and municipal securities	3,413	96	645	55	4,058	151
Mortgage- backed securities	3,409	94	1,545	24	4,954	118
Other Securities	1,135	385	—	—	1,135	385

Total temporarily impaired securities	$8,438	$579	$2,676	$593	$11,114	$1,172

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At September 30, 2009 the Company had 4 government-sponsored securities with an aggregate unrealized loss of approximately $490 thousand, 2 state and municipal securities with an aggregate unrealized loss of approximately $34 thousand, 14 mortgaged-backed securities with an aggregate unrealized loss of approximately $88 thousand and 6 other securities with an aggregate unrealized loss of approximately $248 thousand. Management does not believe that gross unrealized losses, which totals 8.37% of the amortized costs of the related investment securities, represent an other-than-temporary impairment.

At December 31, 2008, the Company had 3 government-sponsored securities with an aggregate unrealized loss of approximately $518 thousand, 13 state and municipal securities with an aggregate unrealized loss of approximately $151 thousand, 35 mortgaged-backed securities with an aggregate unrealized loss of approximately $118 thousand and 4 other securities with an aggregate unrealized loss of approximately $385 thousand. Management does not believe that gross unrealized losses, which totals 10.5% of the amortized costs of the related investment securities, represent an other-than-temporary impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 7. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 7. Recent Accounting Pronouncements (continued)

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At September 30, 2009, the Bank operated eight branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke offices are in the Cave Spring and Tanglewood Mall areas of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of September 30, 2009 were $233.2 million, an increase of 5.5% or $12.2 million from year-end 2008. Total loans increased 4.6% or $6.9 million during the first nine-months of this year to $154.8 million due to increased loan activity caused by financing of loans moved from other banks.

The investment securities portfolio reflected a decrease of 4.1% or $1.9 million during the first nine months of the year due to calls on securities for the purpose of refinancing at lower interest rates. Federal funds sold increased $7.3 million during the first nine months of the year as a result of increased deposits, which management believes reflects the flight of depositors from banks which have suffered near catastrophic losses to smaller banks which are well capitalized and offer safety and soundness. In addition, due to low interest rates, many government and municipal securities are being refinanced causing an influx of cash to the Company as these securities payoff early, which in turn makes finding securities to reinvest the cash within Company guidelines of safety, soundness, competitive interest rate and reasonable time frame difficult during the current economic climate.

As of September 30, 2009, total deposits were $201.0 million, up approximately 6.3% or $12.0 million compared to year-end 2008. Non-interest-bearing core deposits decreased slightly to $26.7 million as compared to $27.0 million at year-end 2008. Interest-bearing deposits increased 7.5% or $12.3 million to $174.3 million due to depositors moving funds over concerns about investment markets and safety and soundness. Deposits greater than $100 thousand amounted to $73.0 million at September 30, 2009 as compared to $57.1 million at year-end 2008.

Stockholders’ equity was $29.8 million as of September 30, 2009 compared to $29.4 million as of December 31, 2008. Net income of $280 thousand for the period less dividends paid of $123 thousand combined with a decrease in accumulated other comprehensive loss of $227 thousand accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2009 was $280 thousand, down 77.0% compared to $1.2 million for the nine months ended September 30, 2008. Diluted earnings per share decreased 77.2% to $.18 for the nine months ended September 30, 2009. Diluted earnings per share for the same period a year earlier was $.79. Net income for the quarter ended September 30, 2009 was $6 thousand, down 98.5% compared to $407 thousand for the same quarter last year. Additions of $446 thousand to the provision for loan losses during the quarter ending September 30, 2009, representing a 471.8% increase over the same quarter last year, was the primary factor in reduced earnings for the quarter. The decrease in net income for the first nine months of 2009 was the result of decreased earnings on deposits with banks and federal funds sold due to continued historically low federal funds interest rates of between 0.00% and 0.25%, decreased loan income due to compressed interest margins, additions to the provision for loan losses, the expensing of the one-time special FDIC assessment paid on September 30, 2009, and payment of the employer contributions for the defined benefit pension plan discussed in Note 4 above.

Total interest income for the nine months ended September 30, 2009 decreased $999 thousand to $8.1 million, a decrease of 10.9% over the same prior year period. Total interest income for the quarter ended September 30, 2009 decreased $303 thousand to $2.8 million, a decrease of 9.8% over the same prior year quarter. This resulted primarily from decreased earnings on loans and loan fees due to compressed interest margins and decreased earnings on federal funds sold and deposits with banks due to the continuation of historically low interest rates. Noninterest income for the nine-month period decreased 18.2% to $501 thousand versus the same time period for the prior year. Noninterest income for the quarter increased 22.8% to $188 thousand versus the same prior year quarter. Prior year noninterest income included recognition of life insurance proceeds of $40 thousand and a reimbursement from the Commonwealth of Virginia Department of Housing and Community Development Enterprise Zone Real Property Investment Grant of $69 thousand for the addition of the Fairlawn branch due to Pulaski County being classified as a distressed county due to high unemployment. Total interest expense for the nine-months period and quarter decreased $525 thousand to $3.8 million and $183 thousand to $1.3 million, respectively; reflecting the decline of rates paid on interest-bearing deposits accounts even though total deposits increased. Noninterest expense increased $282 thousand to $4.2 million for the first nine months of 2009 as compared to the same period in 2008. Noninterest expense for the quarter increased $154 thousand to $1.4 million versus the same quarter in the previous year. The increase was the result of an additional expense for the defined benefit pension plan contribution made in 2009 as a result of decreased earnings on assets already in the plan (See Note 4 above), increased FDIC premiums and the expense of the special FDIC assessment.

Due to decreased earnings for the quarter and nine month periods ending September 30, 2009, and the exemption of federal income taxes on municipal investment securities held by the Company, an income tax benefit of $132 thousand for the quarter and $276 thousand for the first nine months of 2009 resulted. During the same periods for 2008, an income tax of $74 thousand and $205 thousand respectively, were expensed.

The FDIC has proposed a prepayment of the FDIC premium paid by banks for the 4th quarter of 2009 and the years 2010, 2011 and 2012, to be paid on December 30, 2009, based on total domestic deposits as of the September 30, 2009 Call Report. In addition, the criteria for calculating the proposed premium includes annualized growth of 5% and an increase of 3 basis points of the current FDIC premium rate for 2011 and 2012. Based on internal Company calculations the estimated prepayment would be $1.2 million. Due to the current economic climate and the number of banks anticipated to fail, the increased FDIC premium rate is expected to stay in place for the foreseeable future along with the potential for additional special assessments.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first nine months of 2009 the provision for loan losses was $576 thousand as compared to $23 thousand provision for the same period in 2008. The provision was increased to offset $85 thousand in write-downs incurred during the first nine-months of 2009, $279 thousand for increased impaired loans and $190 thousand in the general reserve due to continued economic uncertainty. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2009 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $2.2 million at September 30, 2009. The allowance for loan losses to period end loans was 1.40% at September 30, 2009 compared to 1.12% and 1.13% at December 31, 2008 and September 30, 2008, respectively. The Company recovered balances previously charged off on loans in the amount of $10 thousand during the first nine months of 2009. This compares with recoveries for the nine months ended September 30, 2008 of $9 thousand. The Company charged-off loans in the amount of $85 thousand during the first nine months of 2009 as compared to $50 thousand in charge-offs for the same nine months of 2008.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy of the loan loss reserve and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance to outstanding loans and delinquency trends. In addition, management took into account not only the current state of the economy, but information from various sources, including government economic data, Federal Reserve economic reports, the local economy including local real estate activity and safety and soundness discussions with Primary Regulators, which not only expected the current economic downturn to persist, but also expected continued significant losses in commercial real estate. Geographic location was taken into account regarding the depth of economic decline, valuation for certain loans and corresponding collateral. Management also collected additional financial data from certain customers to ascertain current financial strength and cash flow. Finally, management maintained the historical overall conservative approach of the Company in calculating additions to the allowance for loan losses. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $3.3 million as of September 30, 2009 compared to $3.1 million as of December 31, 2008. The increase in nonperforming assets occurred in the nonaccrual category as the current economic climate persists, creating cash flow issues for certain loan customers. Management is taking aggressive actions to mitigate any material losses related to nonperforming assets. As of September 30, 2009 the Company’s impaired loans with a valuation allowance amounted to $4.4 million, an increase of $1.7 million from December 31, 2008. The valuation allowance related to the impaired loans was $494 thousand at September 30, 2009 and $461 thousand at December 31, 2008.

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

The Company’s Tier I capital position was $30.9 million at September 30, 2009, or 18.46% of risk-weighted assets. Total risk-based capital was $33.0 million or 19.75% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at September 30, 2009.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2009, the Company’s leverage capital ratio was 13.58%.

During the first nine-months of 2009 Cardinal Bankshares has seen growth in both deposits and loans, in addition to increasing the provision for loan losses, while maintaining its history of being well capitalized and maintaining strong liquidity far exceeding minimum standards and equal or greater than its peers.

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

Under the filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part I, Item 3 of its Form 10-Q.

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

Part II. OTHER INFORMATION

Item: 1	Legal proceedings - None

1A.	Risk factors

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

Date: November 11, 2009