Form 10-K/A
period 2008-12-31
CARDINAL BANKSHARES CORP
filed 2009-11-20
CIK 1022759

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,686,928 as of November 19, 2009.

1,535,733 shares of the Issuer’s common stock were issued and outstanding as of November 19, 2009.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2008 of Cardinal Bankshares Corporation (“Cardinal Bankshares”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2009 (the “Original Filing”). Cardinal Bankshares is filing the Amendment for the purpose of including additional disclosure that was inadvertently omitted from the Original Filing under the heading “Item9A(T) – Controls and Procedures.”

Pursuant to SEC rules, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Other than as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing, and this Amendment does not reflect events occurring after the date of the Original Filing or modify or update disclosures, including the exhibits of the Original Filing, affected by subsequent events.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.