Form 10-K
period 2009-12-31
CARDINAL BANKSHARES CORP
filed 2010-03-12
CIK 1022759

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,548,360 as of March 10, 2010.

1,535,733 shares of the Issuer’s common stock were issued and outstanding as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2009 is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15. The issuer’s Proxy Statement dated March 26, 2010 is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

(2) COMPETITIVE CONDITIONS

The bank business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 2009, there were three commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The two competing institutions are not locally owned.

Floyd County generates approximately 55% of the Bank’s total deposits. In the other parts of the Bank’s trade area (the Virginia counties of Roanoke, Montgomery, Carroll and Pulaski and the Cities of Roanoke and Salem, Virginia), there are a number of locally owned community banks, statewide banking organizations, and affiliate banks of southeast regional bank holding companies in operation.

(3) CUSTOMERS

Deposits are derived from a broad base of customers in its trade area. No material portion of deposits have been obtained from a single person or a few persons (including Federal, State, and local governments and agencies thereunder), the loss of which would have a materially adverse effect on the business of the Bank.

The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are also depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2.7 million. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $32.5 million at December 31, 2009 and approximately $31.4 million at December 31, 2008. In addition, the Company has loan concentrations relating to hotels and motels. Total loans to this group amounted to approximately $15.0 million at December 31, 2009 and approximately $15.5 million at December 31, 2008.

(4) RIGHTS

No patents, trademarks, licenses, franchises or concessions held are of material significance to the Company.

(5) NEW SERVICES

The Company has expended no material dollars on research activities relating to new lines of business in the last three years.

(6) ENVIRONMENTAL LAWS

Compliance with Federal, State, or Local provisions regulating the discharge of materials into the environment has not had, nor is it expected to have in the future, a material effect upon the Company’s capital expenditures, earnings or competitive position.

(7) EMPLOYEES

The Bank had 28 officers, 41 full-time employees and 6 part-time employees as of December 31, 2009.

ITEM 1A.	RISK FACTORS

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

ITEM 3.	LEGAL PROCEEDINGS

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A)	The Company’s stock is traded on the OTC Bulletin Board under the symbol CDBK. The following table shows the trading ranges of the Common Stock for the previous five years.

Year	High	Low

2009	$12.00	$7.17
2008	$19.00	$10.80
2007	$20.15	$18.00
2006	$21.50	$19.10
2005	$23.50	$20.00

The approximate number of holders of the Bank’s 1,535,733 Common Stock Securities as of December 31, 2009, is 641.

(C)	Dividends paid for 2009 were $0.16 and 2008 were $0.61 per share owned. The Company’s ability to declare and pay dividends in the future is dependent upon its consolidated net income, fiscal and general business condition. Subject to these considerations, as well as, laws and regulations governing the payment of dividends, the Company may declare dividends at the discretion of the Board of Directors only. The Company currently expects that dividends will continue to be paid in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K appears in the Company’s 2009 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by Item 7 of Form 10-K appears in the Company’s 2009 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II., Item 7A. of its Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K appears in the Company’s 2009 Annual Report to Stockholders and is incorporated herein by reference.

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

No change in our internal control over financial reporting occurred during our fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

The information required by Item 10 of Form 10-K appears in the Company’s Proxy Statement for the 2010 Annual Meeting and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s Proxy Statement for the 2010 Annual Meeting and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s Proxy Statement for the 2010 Annual Meeting and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company’s Proxy Statement for the 2010 Annual Meeting and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s Proxy Statement for the 2010 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

Page Number
1. Financial Statements:

Report of Independent Registered Public Accounting Firm	12

Consolidated Balance Sheets - December 31, 2009 and 2008	13

Consolidated Statements of Income - Years ended December 31, 2009 and 2008	14

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2009 and 2008	15

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008	16

Notes to Consolidated Financial Statements	17

2. Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3. Exhibits:

13.1       2009 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)

14 Code of Ethics for Senior Officers to Rule 13a-14(a)

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

CARDINAL BANKSHARES CORPORATION

/S/ RONALD LEON MOORE	/S/ J. ALAN DICKERSON
Ronald Leon Moore	J. Alan Dickerson
Chairman, President & Chief Executive Officer	Vice President, Controller & Chief Financial Officer
Date: March 10, 2010	Date: March 10, 2010

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RONALD LEON MOORE	Director, Chairman, President & Chief Executive Officer	March 10, 2010
Ronald Leon Moore

/S/ JOSEPH HOWARD CONDUFF, JR.	Director & Chairman of Audit Committee	March 10, 2010
Joseph Howard Conduff, Jr.

/S/ W. R. GARDNER, JR.	Vice-Chairman & Director	March 10, 2010
W. R. Gardner, Jr.

/S/ KEVIN D. MITCHELL	Director	March 10, 2010
Kevin D. Mitchell

/S/ A. CAROLE PRATT	Director	March 10, 2010
A. Carole Pratt

/S/ G. HARRIS WARNER, JR.	Director	March 10, 2010
G. Harris Warner, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description

13.1	2009 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)

14	Code of Ethics for Senior Officers to Rule 13a-14(a)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Cardinal Bankshares Corporation and Subsidiaries

2009 Annual Report

Market for the Company’s Common Stock, Related Stockholder Matters, Stock Prices and Dividends

The Company’s common stock is traded on the OTC Bulletin Board under the symbol CDBK. Some Internet sites providing stock quotations may require the use of CDBK.OB to access information about Cardinal’s stock. As of December 31, 2009, the Company had issued and outstanding 1,535,733 shares of common stock which were held by approximately 641 stockholders of record.

Set forth below are the high and low (bid quotations/sales prices), known to the management of the Company, for each quarter in the last three fiscal years.

	2009		2008		2007
	High	Low	High	Low	High	Low

First Quarter	$12.00	$8.30	$19.00	$18.00	$20.00	$19.35
Second Quarter	10.01	8.10	18.00	12.95	20.15	19.35
Third Quarter	8.25	7.92	14.25	11.25	20.00	18.65
Fourth Quarter	9.50	7.17	12.55	10.80	19.00	18.00

Cash dividends paid in 2009, 2008 and 2007 were $246 thousand, $937 thousand, and $921 thousand, respectively.

Cardinal Bankshares Corporation and Subsidiaries

Selected Historical Financial Information

In thousands, except share, per share and shares outstanding data

	2009	2008	2007	2006	2005
Summary of Operations

Interest income	$10,984	$12,169	$12,958	$11,913	$10,684
Interest expense	5,037	5,687	5,892	4,317	3,526

Net interest income	5,947	6,482	7,066	7,596	7,158
Provision for loan losses	1,226	94	(19)	208	48
Noninterest income	654	765	975	924	759
Noninterest expense	5,089	5,344	5,286	5,038	5,070
Income taxes	(265)	250	517	763	596

Net income	$551	$1,559	$2,257	$2,511	$2,203

Per Share Data

Basic earnings per share	$.36	$1.01	$1.47	$1.63	$1.44
Diluted earnings per share	.36	1.01	1.47	1.63	1.44
Cash dividends declared	0.16	0.61	0.60	0.58	0.53
Book value	20.00	19.17	19.48	18.49	17.62

Year-end Balance Sheet Summary

Assets	$239,410	$221,040	$209,261	$207,849	$196,235
Loans, net	147,411	146,262	122,783	121,334	128,554
Securities	53,123	45,908	45,838	41,456	37,324
Earning assets	224,988	206,397	194,065	193,811	180,926
Deposits	208,201	189,013	177,649	177,272	167,848
Stockholders’ equity	30,708	29,446	29,913	28,390	27,058
Shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733	1,535,733

Average Daily Balance

Assets	$230,715	$215,882	$211,809	$193,688	$191,346
Loans, net	145,253	134,077	118,755	123,775	128,096
Securities	44,348	46,115	43,681	37,672	38,299
Earning assets	217,357	202,148	197,933	179,695	177,439
Deposits	199,375	183,980	179,973	164,051	162,126
Stockholders’ equity	29,723	30,137	29,314	28,139	26,662
Weighted average shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733	1,535,733

Selected Ratios

Return on average assets	.24%	.72%	1.07%	1.30%	1.15%
Return on average equity	1.85%	5.17%	7.70%	8.92%	8.26%
Dividends declared as percent of net income	44.4%	60.1%	40.82%	35.58%	36.81%
Net interest margin (tax-equivalent basis)	2.99%	3.47%	3.74%	4.41%	4.22%
Allowance for loan losses as a percentage of total loans	1.78%	1.12%	1.34%	1.33%	1.10%
Average equity to average assets	12.88%	13.96%	13.84%	14.53%	13.93%
Risk-based capital	19.94%	19.90%	22.26%	21.71%	20.42%

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cardinal Bankshares Corporation

Floyd, Virginia

We have audited the consolidated balance sheets of Cardinal Bankshares Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated financial statements of income, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Bankshares Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Cardinal Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009 included in the Form 10-K and, accordingly, we do not express an opinion thereon.

Galax, Virginia

March 10, 2010

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2009	2008
Assets
Cash and due from banks	$3,498	$3,299
Interest-bearing deposits in banks	184	227
Federal funds sold	22,175	12,875
Investment securities available for sale, at fair value	36,684	28,868
Investment securities held to maturity (fair value approximates $16,069 and $16,642 at December 31, 2009 and 2008, respectively)	15,864	16,506
Restricted equity securities	575	534

Total loans	150,081	147,921
Allowance for loan losses	(2,670)	(1,659)

Net loans	147,411	146,262

Bank premises and equipment, net	3,792	4,000
Accrued interest receivable	1,031	1,134
Foreclosed assets	261	289
Bank owned life insurance	5,115	4,951
Other assets	2,820	2,095

Total assets	$239,410	$221,040

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$27,294	$26,975
Interest-bearing deposits	180,907	162,038

Total deposits	208,201	189,013

Accrued interest payable	143	222
Other liabilities	358	2,359

Total liabilities	208,702	191,594

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $10 par value; 5,000,000 shares authorized; 1,535,733 shares issued and outstanding at December 31, 2009 and 2008	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	12,716	12,411
Accumulated other comprehensive loss	(290)	(1,247)

Total stockholders’ equity	30,708	29,446

Total liabilities and stockholders’ equity	$239,410	$221,040

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

Years ended December 31, (In thousands, except share and per share data)	2009	2008

Interest and dividend income
Loans and fees on loans	$8,995	$9,456
Federal funds sold	49	171
Investment securities:
Taxable	1,162	1,369
Exempt from federal income tax	772	876
Dividend income	4	26
Deposits with banks	2	271

Total interest income	10,984	12,169

Interest expense
Deposits	5,037	5,687

Total interest expense	5,037	5,687

Net interest income	5,947	6,482

Provision for loan losses	1,226	94

Net interest income after provision for loan losses	4,721	6,388

Noninterest income
Service charges on deposit accounts	186	208
Other service charges and fees	113	106
Net realized gains on sales of securities	50	39
Income on bank owned life insurance	164	194
Other income	141	218

Total noninterest income	654	765

Noninterest expense
Salaries and employee benefits	2,777	3,271
Occupancy and equipment	640	724
Legal and professional	256	396
Bank franchise tax	141	67
Data processing services	186	231
FDIC insurance premiums	466	26
Foreclosed assets, net	1	—
Other operating expense	622	629

Total noninterest expense	5,089	5,344

Income before income taxes	286	1,809

Income tax expense (benefit)	(265)	250

Net income	$551	$1,559

Basic earnings per share	$.36	$1.01

Diluted earnings per share	$.36	$1.01

Weighted average basic shares outstanding	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and

Comprehensive Income

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2007	$15,357	$2,925	$11,789	$(158)	$29,913

Comprehensive income
Net income	—	—	1,559	—	1,559
Net unrealized securities losses arising during the period, net of taxes of $(199)	—	—	—	(387)	(387)

Realized securities gains, net of taxes of $(13)	—	—	—	(26)	(26)
Adjustment for pension, net of taxes of $(348)	—	—	—	(676)	(676)

Total comprehensive income					470
Cash dividends declared ($0.61 per share)	—	—	(937)	—	(937)

Balance, December 31, 2008	15,357	2,925	12,411	(1,247)	29,446

Comprehensive income
Net income	—	—	551	—	551
Net unrealized securities gains arising during the period, net of taxes of $131	—	—	—	254	254

Realized securities gains, net of taxes of $(17)	—	—	—	(34)	(34)
Adjustment for change in pension plans, net of taxes of $379	—	—	—	737	737

Total comprehensive income					1,508
Cash dividends declared ($0.16 per share)	—	—	(246)	—	(246)

Balance, December 31, 2009	$15,357	$2,925	$12,716	$(290)	$30,708

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, (In thousands)	2009	2008

Cash flows from operating activities
Net income	$551	$1,559
Adjustments to reconcile net income to net cash (used) provided by operations:
Depreciation and amortization	277	313
Accretion of discount on securities, net of amortization of premiums	89	22
Provision for (recovery of) loan losses	1,226	94
Deferred income taxes benefit (expense)	(402)	(25)
Net realized gains on securities	(50)	(39)
Net realized (gain) loss on sale of foreclosed assets	(9)	20
Deferred compensation and pension expense (benefit)	(635)	110
Changes in assets and liabilities:
Accrued income	103	(89)
Other assets	(979)	(176)
Accrued interest payable	(79)	11
Other liabilities	(250)	(263)

Net cash (used) provided by operating activities	(158)	1,537

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	43	15,284
Net (increase) decrease in federal funds sold	(9,300)	(4,075)
Purchases of available for sale securities	(24,204)	(14,667)
Sales of available for sale securities	1,988	1,234
Maturities, calls and paydowns of available for sale securities	14,700	10,258
Purchases of held to maturity securities	(2,258)	(409)
Maturities, calls and paydowns of held to maturity securities	2,894	2,903
Call (purchase) of restricted equity securities	(41)	2
Net (increase) decrease in loans	(2,511)	(23,862)
Net purchases of property and equipment	(69)	(51)
Proceeds from sale of foreclosed assets	173	192

Net cash used by investing activities	(18,585)	(13,191)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	319	(2,587)
Net increase (decrease) in interest-bearing deposits	18,869	13,951
Dividends paid	(246)	(937)

Net cash provided by financing activities	18,942	10,427

Net increase (decrease) in cash and cash equivalents	199	(1,227)

Cash and cash equivalents, beginning	3,299	4,526

Cash and cash equivalents, ending	$3,498	$3,299

Supplemental disclosures of cash flow information
Interest paid	$5,116	$5,676

Income taxes paid	$14	$502

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$136	$237

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

Bank of Floyd and its wholly-owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. The Bank serves the counties of Floyd, Carroll, Montgomery, Roanoke and Pulaski, Virginia and the Cities of Roanoke, Christiansburg, Salem and Fairlawn, Virginia, through seven banking offices. FBC Inc.’s assets and operations consist primarily of annuity sales and minority interests in an insurance company and a title insurance company.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, for which an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Pension Plan

A noncontributory defined benefit pension plan is provided for all employees who meet eligibility requirements. To be eligible, an employee must have been hired prior to October 1, 2008, be 21 years of age and have completed one year of service. Plan benefits are based on final average compensation and years of service. The plan is funded in compliance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended.

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Income Taxes, continued

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management is not aware of any material uncertain tax positions and no liability has been recognized at December 31, 2009. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The Company does not utilize interest-rate exchange agreements or interest-rate futures contracts.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

Generally accepted accounting principles (“GAAP”) define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established per GAAP which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Investment securities available-for-sale, loans held for sale and servicing assets are recorded at fair value on a recurring basis. Certain impaired loans are carried at fair value on a non-recurring basis.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritave nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company’s financial statements. The ASC was amended in December 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were previously available. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the guidance to have any impact on the Company’s financial position. An update was issued in December 2009, to include this guidance in the ASC.

An update was issued in October 2009 to provide guidance requiring companies to allocate revenue in multi-element arrangements. Under this guidance, products or services (deliverables) must be accounted for separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements, continued

In October 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Note 2. Restrictions on Cash and Due from Banks

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $800 thousand for both the two-week periods including December 31, 2009 and 2008.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Securities

Debt and equity securities have been classified in the Consolidated Balance Sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2009 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Government sponsored enterprises	$4,908	$2	$35	$4,875
State and municipal securities	2,661	55	19	2,697
Mortgage-backed securities	25,500	281	135	25,646
Other securities	4,056	—	590	3,466

	$37,125	$338	$779	$36,684

Held to maturity
State and municipal securities	$15,834	$364	$159	$16,039
Mortgage-backed securities	30	—	—	30

	$15,864	$364	$159	$16,069

2008 (In thousands)

Available for sale
Government sponsored enterprises	$5,733	$30	$4	$5,759
State and municipal securities	2,918	30	5	2,943
Mortgage-backed securities	16,942	140	117	16,965
Other securities	4,049	51	899	3,201

	$29,642	$251	$1,025	$28,868

Held to maturity
State and municipal securities	$16,468	$283	$146	$16,605
Mortgage-backed securities	38	—	1	37

	$16,506	$283	$147	$16,642

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

Investment securities with amortized cost of approximately $8.4 million and $7.0 million at December 31, 2009 and 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains for the years ended December 31 are as follows. There were no realized losses in either period.

(In thousands)	2009	2008
Realized gains, available for sale securities	$48	$26
Realized gains, held to maturity securities	2	13

	$50	$39

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Securities, continued

The scheduled maturities of debt securities available for sale and held to maturity at December 31, 2009 were as follows:

(In thousands)	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$864	$869
Due after one year through five years	1,313	1,216	5,408	5,617
Due after five years through ten years	5,816	5,631	4,739	4,821
Due after ten years	29,996	29,837	4,853	4,762

	$37,125	$36,684	$15,864	$16,069

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following table shows the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009 (In thousands)
Government sponsored enterprises	$4,232	$35	$—	$—	$4,232	$35
State and municipal securities	3,291	94	726	84	4,017	178
Mortgage- backed securities	5,544	77	1,393	58	6,937	135
Other Securities	295	—	2,670	590	2,965	590

Total temporarily impaired securities	$13,362	$206	$4,789	$732	$18,151	$938

December 31, 2008 (In thousands)
Government sponsored enterprises	$481	$4	$—	$—	$481	$4
State and municipal securities	3,413	96	645	55	4,058	151
Mortgage- backed securities	3,409	94	1,545	24	4,954	118
Other Securities	1,135	385	486	514	1,621	899

Total temporarily impaired securities	$8,438	$579	$2,676	$593	$11,114	$1,172

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At December 31, 2009, the Company had 5 government-sponsored securities with an aggregate unrealized loss of approximately $35 thousand, 11 state and municipal securities with an aggregate unrealized loss of approximately $178 thousand, 12 mortgaged-backed securities with an aggregate unrealized loss of approximately $135 thousand and 8 other securities with an aggregate unrealized loss of approximated $590 thousand. Management does not believe that gross unrealized losses, which totals 5.2% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the Consolidated Balance Sheets are summarized below:

December 31, (In thousands)	2009	2008
Commercial	$7,675	$7,914
Real estate
Construction and land development	17,441	19,735
Residential, 1-4 families	30,039	28,671
Residential, 5 or more families	3,047	2,978
Farmland	1,264	2,089
Nonfarm, nonresidential	80,708	73,820
Agricultural	148	183
Consumer	3,117	3,937
Other	6,992	8,914

Gross loans	150,431	148,241
Unearned discount and net deferred loan fees and costs	(350)	(320)

Total loans	150,081	147,921
Allowance for loan losses	(2,670)	(1,659)

Net loans	$147,411	$146,262

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Years ended December 31, (In thousands)	2009	2008

Balance, at January 1	$1,659	$1,669

Provision (recovery) charged to expense	1,226	94
Recoveries of amounts charged off	12	11
Amounts charged off	(227)	(115)

Balance, at December 31	$2,670	$1,659

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:
(In thousands)	2009	2008

Impaired loans without a valuation allowance	$2,962	$—
Impaired loans with a valuation allowance	5,624	2,749

Total impaired loans	$8,586	$2,749

Valuation allowance related to impaired loans	$1,157	$470

Total nonaccrual loans	$5,302	$2,405

Total loans past-due ninety days or more and still accruing	$382	$430

	2009	2008

Average investment in impaired loans	$8,586	$2,749

Interest income recognized for the year	$286	$191

Interest income recognized on a cash basis for the year	$300	$191

The Company is not committed to advance additional funds in connection with impaired loans.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Bank Premises and Equipment

Bank premises and equipment included in the Consolidated Balance Sheets are as follows:

December 31, (In thousands)	2009	2008

Land	$929	$929
Bank premises	4,462	4,644
Furniture and equipment	540	3,302

Total	5,931	8,875
Less accumulated depreciation	(2,139)	(4,875)

Bank premises and equipment, net	$3,792	$4,000

During 2009 the Company removed $3.0 million in furniture and equipment from its books for items that were no longer in service. These items had fully depreciated.

The Bank has entered into long-term leases for two of its branch banking facilities under agreements accounted for as operating leases. These leases were renewed in 2009, with the Salem lease expiring in 2014 and the Willis lease expiring in 2012. The Bank also entered into a long-term lease for land for one of its branches. The lease has an initial term of ten years, with automatic renewal in ten year increments terminating in 2046. Rental expense was $79 thousand and $78 thousand for 2009 and 2008, respectively. Future minimum lease payments are as follows:

(In thousands)
2010	$79
2011	79
2012	77
2013	77
2014	57
Years thereafter	23

Total	$392

Note 7. Deposits

The composition of deposits is as follows:

December 31, (In thousands)	2009	2008

Demand deposits, noninterest bearing	$27,294	$26,975
NOW and money market accounts	25,112	21,033
Savings deposits	19,497	17,647
Time certificates $100,000 or more	62,724	46,942
Other time certificates	73,574	76,416

Total deposits	$208,201	$189,013

At December 31, 2009, the scheduled maturities of time deposits are as follows:

(In thousands)

2010	$88,310
2011	29,060
2012	6,146
2013	5,880
2014	6,883
2015	19

Total	$136,298

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Borrowings

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $8.0 million and a secured line of credit with the Federal Home Loan Bank of Atlanta of approximately $27.6 million. Additional amounts are available from the Federal Home Loan Bank with additional collateral. At December 31, 2009 and 2008, there were no amounts outstanding under these agreements.

Note 9. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. Effective October 1, 2009 the Bank terminated its single employer plan with the Virginia Bankers Association (VBA). In conjunction with this transaction, the Bank adopted the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra), a multiemployer plan. All plan assets and liabilities were transferred from the VBA plan to the Pentegra Plan. GAAP states the determining factor for recording pension expense or a liability for employers participating in a multiemployer plan is the amount of the contribution required for the period. The result of the plan termination required the Bank to reverse its outstanding accrued liability as previously required under accounting guidance for single employer plans. This entry eliminated other liabilities of $1.1 million, Accumulated Other Comprehensive Income of $737 thousand and deferred tax assets of $379 thousand. In addition, the Bank was required to reverse its Accrued Benefit Costs resulting in a one-time income effect of $667 thousand.

The benefits are primarily based on years of service and earnings. The following is a summary of the plan’s funded status:

December 31, (In thousands)	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$3,580	$3,297
Service cost	135	194
Interest cost	159	253
Actuarial (gain) loss	36	(26)
Benefits paid	(127)	(138)
Plan Termination	(3,783)	—

Benefit obligation at end of year	$—	$3,580

Change in plan assets
Fair value of plan assets at beginning of year	$1,797	$2,660
Actual return on plan assets	378	(776)
Employer contribution	305	51
Benefits paid	(127)	(138)
Plan Termination	(2,353)	—

Fair value of plan assets at end of year	$—	$1,797

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$(667)	$(545)
Contributions	305	51
Pension cost	—	(173)
Plan Termination	362	—

Prepaid (accrued) benefit cost, ending	$—	$(667)

Funded status		$(1,783)
Unrecognized transitional net assets		(3)
Unrecognized prior service cost		16
Unrecognized net actuarial (gain) loss		1,103

Net amount recognized		$(667)

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Employee Benefit Plan, continued

December 31, (In thousands)	2009	2008

Recognized on balance sheet
Other assets	$—	$379
Other liabilities	—	(1,783)
Accumulated other comprehensive income	—	737

Net amount recognized	$—	$(667)

Recognized in accumulated other comprehensive income	$—	$(16)
Unrecognized transitional net assets	—	(1,103)
Unrecognized prior service cost	—	3
Unrecognized net actuarial (gain) loss	—	379

Prepaid (accrued) benefit cost	$—	$(737)

		2008
Components of net periodic benefit cost
Service cost		$155
Interest cost		203
Return on plan assets		(222)
Originating unrecognized asset gain (loss)		—
Amortization		2
Recognized net actuarial (gain) loss		—

Net periodic benefit cost		$138

Benefit obligation assumptions as of December 31
Discount rate		6.00%
Expected return on plan assets		8.50%
Rate of compensation increase		4.00%

Net periodic benefit cost assumptions as of December 31
Discount rate		6.25%
Expected return on plan assets		8.50%
Rate of compensation increase		4.00%

The accumulated benefit obligation for the defined benefit pension plan was $2.7 million at December 31, 2008. Employer contributions during the year ended 2009 were $254 thousand. Under the new plan, the Company had accrued $45 thousand for contributions to be paid in 2010. The Company expects contributions for 2010 to be approximately $127 thousand.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Deferred Compensation and Life Insurance

Deferred compensation plans have been adopted for certain members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $2 thousand to $8 thousand are payable for ten years certain, generally beginning at age 65. The liability accrued for compensation deferred under the plan amounts to $36 thousand and $49 thousand at December 31, 2009 and 2008, respectively.

Charges to income are based on present value of future cash payments, discounted at 8%, and amounted to $3 thousand and $4 thousand for 2009 and 2008, respectively.

The Bank is owner and beneficiary of life insurance policies on these directors. Policy cash values, net of policy loans, totaled $68 thousand and $93 thousand at December 31, 2009 and 2008 respectively.

In 2002, the Bank adopted a supplemental executive retirement plan to provide benefits for a member of management. Under plan provisions, aggregate fixed payments of $45 thousand are payable for 20 years certain, beginning on the executive’s retirement date. The liability is calculated by discounting the anticipated future cash flows at 6.10%. The liability accrued for this obligation was $468 thousand at December 31, 2009 and 2008, respectively. Charges to income are based on changes in the cash value of insurance which funds the liability.

Note 11. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks, interest-bearing deposits in banks, federal funds sold: The carrying amounts reported in the balance sheet for these items approximate their fair values.

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Fair Value of Financial Instruments, continued

The estimated fair values of the Company’s financial instruments are as follows:

December 31, (In thousands)	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$3,498	$3,498	$3,299	$3,299
Interest-bearing deposits with banks	184	184	227	227
Federal funds sold	22,175	22,175	12,875	12,875
Securities, available for sale	36,684	36,684	28,868	28,868
Securities, held to maturity	15,864	16,069	16,506	16,642
Restricted equity securities	575	575	534	534
Total loans	150,081	150,647	147,921	150,621
Accrued interest receivable	1,031	1,031	1,134	1,134
Financial liabilities
Deposits	208,201	210,364	189,013	191,267
Accrued interest payable	143	143	222	222
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	—	—	—	—

GAAP provides a framework for measuring and disclosing fair value which requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Note 11. Fair Value of Financial Instruments, continued

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observerable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the foreclosed asset as nonrecurring Level 3.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Fair Value of Financial Instruments, continued

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The tables below present the recorded amount of assets measured at fair value on a recurring basis.

(In Thousands) December 31, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$36,684	$4,040	$32,644	—

Total assets at fair value	$36,684	$4,040	$32,644	—

(In Thousands) December 31, 2008	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$28,868	$1,017	$27,851	—

Total assets at fair value	$28,868	$1,017	$27,851	—

There were no liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008.

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the tables below.

(In Thousands) December 31, 2009	Total	Level 1	Level 2	Level 3

Impaired loans	$4,653	—	$4,653	—
Foreclosed assets	261	—	261	—

Total assets at fair value	$4,914	—	$4,914	—

(In Thousands) December 31, 2008	Total	Level 1	Level 2	Level 3

Impaired loans	$2,279	—	$2,279	—
Foreclosed assets	289	—	289	—

Total assets at fair value	$2.568	—	$2.568	—

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2009 and 2008.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Income Taxes

The components of income tax expense (benefit) are as follows:

Years ended December 31, (In thousands)	2009	2008

Current taxes – federal	$137	$275
Deferred taxes – federal	(402)	(25)

Income tax expense (benefit)	$(265)	$250

A reconciliation of the expected income tax expense computed by applying the federal statutory rate of 34% to income included in the consolidated statements of income follows:

Years ended December 31, (In thousands)	2009	2008

Expected tax expense	$97	$615
Tax exempt interest	(357)	(353)
Income on bank owned life insurance	(56)	(66)
Other	51	54

Income tax expense (benefit)	$(265)	$250

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. The Company’s policy is to classify any interest or penalties recognized as interest expense or noninterest expense, respectively. Years ended December 31, 2006 through December 31, 2008 remain open for audit for all major jurisdictions.

The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31, (In thousands)	2009	2008
Deferred tax assets
Allowance for loan and other real estate losses	$863	$530
Interest on non-accrual loans	89	7
Deferred loan interest, fees	119	109
Employee benefit liabilities	293	496
Pension liability	—	379
Alternative minimum tax carryforward	154	—
Net unrealized depreciation on securities available for sale	150	263

Total deferred tax assets	1,668	1,784

Deferred tax liabilities
Prepaid expenses	(57)	(64)
Depreciation	(40)	(45)
Accretion of discount on investment securities	(46)	(60)

Total deferred tax liabilities	(143)	(169)

Net deferred tax asset	$1,525	$1,615

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Income Taxes, continued

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of asset and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-back and carry-forward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year of prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2009 and 2008. It is management’s belief that realization of the deferred tax asset is more likely than not.

Note 13. Commitments and Contingencies

Litigation

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

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

December 31, (In thousands)	2009	2008

Commitments to extend credit	$21,875	$10,854
Standby letters of credit	978	446

	$22,853	$11,300

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances, which the Company deems necessary.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13. Commitments and Contingencies, continued

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

Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Floyd, Carroll, Montgomery, Roanoke and Pulaski Counties and the Cities of Roanoke, Salem and Fairlawn, Virginia. A significant amount of the real estate loans set forth in the Loans Receivable note are secured by commercial real estate. The Company has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $32.5 million at December 31, 2009 and approximately $31.4 million at December 31, 2008. In addition, the Company has loan concentrations relating to hotels and motels. Total loans to this group amounted to approximately $15.0 million at December 31, 2009 and approximately $15.5 million at December 31, 2008.

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2.0 million at December 31, 2009. There were no intercompany loans at December 31, 2009 and 2008, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Regulatory Matters, continued

Capital Requirements, continued

The Company and the Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
In thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital to risk-weighted assets
Consolidated	$33,079	19.94%	$13,269	8.00%	n/a	n/a
Bank of Floyd	22,094	14.16%	12,483	8.00%	$15,604	10.00%
Tier I capital to risk-weighted assets
Consolidated	30,998	18.69%	6,634	4.00%	n/a	n/a
Bank of Floyd	20,139	12.91%	6,241	4.00%	9,362	6.00%
Tier I capital to average assets
Consolidated	30,998	13.46%	9,209	4.00%	n/a	n/a
Bank of Floyd	20,139	8.82%	9,130	4.00%	11,412	5.00%

December 31, 2008
Total capital to risk-weighted assets
Consolidated	$32,352	19.90%	$13,003	8.00%	n/a	n/a
Bank of Floyd	20,755	13.73%	12,096	8.00%	$15,120	10.00%
Tier I capital to risk-weighted assets
Consolidated	30,693	18.88%	6,501	4.00%	n/a	n/a
Bank of Floyd	19,247	12.73%	6,048	4.00%	9,072	6.00%
Tier I capital to average assets
Consolidated	30,693	14.04%	8,742	4.00%	n/a	n/a
Bank of Floyd	19,247	9.04%	8,189	4.00%	10,237	5.00%

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

Aggregate loan transactions with related parties were as follows:

December 31, (In thousands)	2009	2008

Balance, beginning	$522	$527
Additions	311	146
Repayments	(350)	(151)

Balance, ending	$483	$522

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Transactions with Related Parties, continued

Deposit transactions with related parties at December 31, 2009 and 2008 were insignificant.

Note 16. Parent Company Financial Information

Condensed financial information of Cardinal Bankshares Corporation is presented as follows:

Balance Sheets

December 31, (In thousands)	2009	2008

Assets
Cash and due from banks	$1,222	$263
Investment securities available for sale, at fair value	2,070	2,103

Total loans	7,540	9,340
Allowance for loan losses	(342)	(151)

Net loans	7,198	9,189

Investment in affiliate bank at equity	19,979	18,109
Other assets	239	182

Total assets	$30,708	$29,846

Liabilities
Other liabilities	$—	$400

Total liabilities	—	400

Stockholders’ equity
Common stock	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	12,716	12,411
Accumulated other comprehensive loss	(290)	(1,247)

Total stockholders’ equity	30,708	29,446

Total liabilities and stockholders’ equity	$30,708	$29,846

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Income

Years ended December 31, (In thousands)	2009	2008
Income
Dividends from affiliate bank	$—	$445
Interest on loans	480	641
Interest on investment securities	138	131
Other income	20	10

Total income	638	1,227

Expenses
Management and professional fees	443	612
Provision for loan losses	191	46
Other expenses	69	69

Total expenses	703	727

Income (loss) before income tax (expense) benefit and equity in undistributed net income of subsidiaries	(65)	500

Income tax (expense) benefit	23	(16)

Income (loss) before equity in undistributed net income of subsidiaries	(42)	484

Equity in undistributed net income of subsidiaries	593	1,075

Net income	$551	$1,559

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Cash Flows

Years ended December 31, (In thousands)	2009	2008

Cash flows from operating activities
Net income	$551	$1,559
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Accretion of discount on securities, net of amortization of premiums	3	3
Provision for loan losses	191	46
Equity in undistributed income of subsidiaries	(593)	(1,075)
Net change in other assets	(347)	596
Net change in other liabilities	(400)	400

Net cash (used) provided by operating activities	(595)	1,529

Cash flows from investing activities
Net decrease (increase) in loans	1,800	(486)
Purchases of investment securities	—	(817)

Net cash (used) provided by investing activities	1,800	(1,303)

Cash flows from financing activities
Dividends paid	(246)	(937)

Net cash used by financing activities	(246)	(937)

Net increase (decrease) in cash and cash equivalents	959	(711)

Cash and cash equivalents, beginning	263	974

Cash and cash equivalents, ending	$1,222	$263

Note 17. Subsequent Events

The Tanglewood branch of the Bank, located at 4309 Starkey Road, Roanoke, Virginia 24018, was closed effective March 19, 2010 due to the inability to achieve consistent profitability.

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

Cardinal Bankshares Corporation, the parent company of Bank of Floyd, currently operates seven offices in Floyd, Montgomery, Roanoke, Carroll and Pulaski Counties of Virginia. The main office is in Floyd with a limited service office in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The West Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County on Route 52 in Hillsville, Virginia. Montgomery County is served by the branch in Christiansburg, Virginia. The Pulaski County office is located in the Fairlawn community. The Roanoke office in the Tanglewood Mall area of Roanoke County was closed on March 19, 2010 due to consistent operating deficits.

The individual market conditions of each county vary from rural to urban with Floyd County being the most rural and Roanoke the most urban. Each has its own growth pattern which varies in intensity. Bank of Floyd and bank personnel work with local, state and federal government leaders in an effort to attract business and industry to Floyd County.

Cardinal Bankshares reported net income for the year 2009 of $551 thousand, significantly lower than the $1.6 million reported in 2008. The primary factors contributing to the decline in net income were the continued historically low rate of 0.00% to 0.25% paid on overnight fed funds throughout the year; FDIC premiums paid of $1.6 million, of which $466 thousand was expensed, representing an increase of $440 thousand over the previous year; and additions to the Allowance for Loan Losses of $1.2 million. Net income per diluted share was $.36, $.65 lower than the $1.01 reported for the prior year.

Net interest income, on a taxable equivalent basis, was $6.5 million, lower by $500 thousand from $7.0 million in 2008. This decrease was driven primarily by the continuation of historically low rates of 0.00%—0.25%, paid throughout 2009, on fed funds on overnight deposits included in Deposits in Other Banks. Noninterest income decreased by 14.5% to $654 thousand for 2009 compared to $765 thousand for 2008. The decrease in Noninterest income was attributable to a decrease in earnings on Bank Owned Life Insurance and a reimbursement for $69 thousand received in 2008 from the Commonwealt of Virginia for construction of the Fairlawn branch. Noninterest expense decreased $200 thousand to $5.1 million compared to $5.3 million in 2008. This decrease is attributable to a reversal of pension liability in the amount of $667 thousand due to a change in accounting for the pension plan.

Earning assets averaged $217.4 million, compared to $202.1 million in 2008, due to increases in Federal funds sold of $15.7 million and loans of $11.4 million. Average securities decreased $1.8 million in 2009, due largely to early calls in an effort by security issuers to take advantage of declining interest rates.

Interest-bearing liabilities averaged $172.2 million, compared to $155.6 million in 2008 driven by increases of $5.7 million in Savings deposits, $5.4 million in Time deposits and $5.3 million in Large denomination deposits. The increase in interest-bearing liabilities reflects the shift of funds from higher risk investments to an environment of less risk and greater stability.

Stockholders’ equity decreased 1.4% to an average of $29.7 million in 2009 from $30.1 million in 2008. The return on average assets and average equity decreased to .24% and 1.85%, respectively for 2009 compared to .72% and 5.17%, respectively, for 2008. Book value per share was $20.00 at December 31, 2009, compared to $19.17 at year-end 2008, representing an increase of 4.3%.

Management’s Discussion and Analysis

Table 1. Average Balances and Interest Rates (Taxable Equivalent Basis)

Years ended December 31, (In thousands)	2009			2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-earning assets:
Deposits in other banks	$1,627	$2.11%		$11,713	$271	2.31%	$25,005	$1,272	5.09%
Taxable investment securities	25,729	1,166	4.53%	25,461	1,395	5.48%	22,941	1,223	5.33%
Nontaxable investment securities	18,619	1,170	6.28%	20,654	1,328	6.43%	20,740	1,192	5.75%
Federal funds sold	24,322	49.20%		8,589	171	1.99%	8,815	443	5.02%
Loans (3), (4)	147,060	9,138	6.21%	135,731	9,539	7.03%	120,432	9,165	7.61%

Total interest-earning assets	217,357	11,525	5.30%	202,148	12,704	6.28%	197,933	13,295	6.72%

Noninterest-earning assets:
Cash and due from banks	3,560			3,245			3,427
Premises and equipment	3,905			4,135			4,299
Other assets	7,700			8,008			7,827
Allowance for loan losses	(1,807)			(1,654)			(1,677)

Total assets	$230,715			$215,882			$211,809

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest checking	$10,696	53	0.49%	$10,516	48	0.46%	$10,478	41	0.39%
Savings deposits	30,192	431	1.43%	24,500	402	1.64%	23,944	403	1.68%
Time deposits	78,465	2,894	3.69%	73,091	3,258	4.46%	79,757	3,789	4.75%
Large denomination deposits	52,802	1,659	3.13%	47,453	1,979	4.17%	37,084	1,659	4.46%
Securities sold under agreements to repurchase	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	172,155	5,037	2.93%	155,560	5,687	3.66%	151,263	5,892	3.90%

Noninterest-bearing liabilities:
Demand deposits	27,220			28,420			28,710
Other liabilities	1,617			1,765			2,522

Total liabilities	200,992			185,745			182,495
Stockholders’ equity	29,723			30,137			29,314

Total liabilities and stockholders’ equity	$230,715			$215,882			$211,809

Net interest earnings		$6,488			$7,017			$7,403

Net interest spread (1)			2.37%			2.62%			2.82%

Net interest margin (2)			2.99%			3.47%			3.74%

Taxable equivalent adjustment		$541			$535			$337

(1)	Net interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid for interest-bearing liabilities.
(2)	Net interest margin is calculated by dividing taxable equivalent net interest earnings by total average earning assets.
(3)	Average loan balances include nonaccrual loans.
(4)	Interest income includes deferred loan fees.

Management’s Discussion and Analysis

Net Interest Income

Net interest income, the primary source of the Company’s earnings, is the amount by which interest and fee income generated by earning assets exceeds the interest paid on interest-bearing liabilities. Earning assets are comprised of loans, securities, federal funds sold and interest-bearing deposits in other banks. Interest-bearing liabilities consist of deposits, federal funds purchased and securities sold under agreements to repurchase. The volume and the general level of interest rates among earning assets and interest-bearing liabilities effect net interest income. Table 1 shows the average balance sheets for each of the years ended December 31, 2009, 2008 and 2007. In addition, the amounts of interest earned on earning assets, with related yields, and the interest paid on interest-bearing liabilities, together with rates, are shown. Loans placed on a nonaccrual status are included in the balances and were included in the computation of yields, upon which they had an immaterial effect. Interest on earning assets is on a taxable equivalent basis, which is computed using the federal corporate income tax rate of 34% for all three years.

Net interest income, on a taxable equivalent basis, was $6.5 million, a decrease of 7.5%, or $529 thousand from the $7.0 million in 2008. The net interest margin was 2.99% for 2009, down 48 basis points from the 3.47% reported in 2008.

As illustrated in Table 2, the effect of decreased rates affecting the Company’s total interest earning assets is evident in the $661 thousand decrease in interest income due primarily to rate.

During 2009, average interest bearing liabilities expense decreased by $656 thousand due to decreased rates paid on deposits.

Table 2. Rate/Volume Variance Analysis

	2009 Compared to 2008			2008 Compared to 2007
		Increase (Decrease) Due To			Increase (Decrease) Due To
December 31, (In thousands)	Total	Rate	Volume	Total	Rate	Volume

Interest-earning assets:
Deposits in other banks	$(269)	$(36)	$(233)	$(1,001)	$(325)	$(676)
Taxable investment securities	(229)	(244)	15	172	38	134
Nontaxable investment securities	(158)	(27)	(131)	136	141	(5)
Federal funds sold	(122)	(435)	313	(272)	(261)	(11)
Loans	(401)	(1,197)	796	374	(790)	1,164

Total	(1,179)	(1,939)	760	(591)	(1,197)	606

Interest-bearing liabilities:
Interest checking	5	4	1	7	7	—
Savings deposits	29	(64)	93	(1)	(10)	9
Time deposits	(364)	(604)	240	(531)	(214)	(317)
Large denomination deposits	(320)	(543)	223	320	(144)	464
Securities sold under agreements to repurchase	—	—	—	—	—	—

Total	(650)	(1,207)	557	(205)	(361)	156

Net interest income	$(529)	$(732)	$203	$(386)	$(836)	$450

Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for any potential losses. The factors considered in making this decision are the collectibility of past due loans, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and general economic trends. In 2009, the provision for loan losses was $1.2 million, an increase of $1.1 million from the $94 thousand recorded in 2008. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2009 maintains the allowance at a level adequate to cover potential losses. The allowance for loan losses as a percentage of total loans was 1.78% at year-end. This level is greater than the 1.42% ratio averaged at year-end 2009 by the Company’s peer group, commercial banks with assets ranging between $100 million and $300 million. Loan charge-offs exceeded loan recoveries by $215 thousand for 2009, compared to loan charge-offs net of recoveries of $104 thousand for 2008. Management does not anticipate any material changes in the delinquency rates or charge-offs and recoveries in connection with its normal lending activities.

Additional information regarding the Company’s allowance for loan losses is contained in Tables 13 and 14, and in the discussion concerning Analysis of the Allowance for Loan Losses.

Noninterest Income

Noninterest income consists of revenues generated from a number of different financial services and activities. Service charges on deposit accounts including charges for insufficient funds items and fees charged for nondeposit services make up a significant portion of noninterest income. Noninterest income also includes fees charged for services such as safe deposit box rentals, letters of credit, and gains realized on the sale of securities. Noninterest income totaled $654 thousand in 2009, a decrease of $111 thousand under the $765 thousand recorded in 2008. The largest decreases in noninterest income resulted from a decrease of $30 thousand in income on bank owned life insurance (BOLI) due to the assets in the plan generating a significantly reduced return as a result of the declining economy and a $77 thousand decrease in Other income due to decreased dividend income from the FBC subsidary and insurance proceeds of $40 thousand received in 2008 due to the death of a former bank director. The primary sources of noninterest income for the past three years are summarized in Table 3.

Table 3. Noninterest Income

Year ended December 31, (In thousands)	2009	2008	2007

Deposit fees and charges	$186	$208	$224
Other service charges and fees	113	106	103
Gain on the sale of securities	50	39	56
Bank owned life insurance	164	194	377
Other income	141	218	215

Total noninterest income	$654	$765	$975

Management’s Discussion and Analysis

Noninterest Expense

Noninterest expense was $5.1 million for 2009, a decrease of $255 thousand from the $5.3 million recorded in 2008. Salaries and employe benefits accounted for the decrease due to a change in accounting method for the pension plan creating a reversal of pension liability resulting in an income effect of $667 thousand, which offset the $440 thousand increase in FDIC premium. Legal and professional fees decreased $140 thousand due to the final disposition of the Welch case. Bank franchise tax showed an increase of $74 thousand due to reimbursement of $69 thousand received in 2008 from the Commonwealth of Virginia for the construction of the Fairlawn branch. Data processing decreased $45 thousand due to the expiration of certain maintenance contracts which were not renewed due to the pending upgrade of the computer system.

The FDIC levied a one-time special assessment based on the June 30, 2009 Call Report, payable on September 30, 2009, totaling $101 thousand and levied a 39-month prepayment based on the September 30, 2009 Call Report, payable on December 30, 2009, totaling $1.3 million, of which $1.2 million was classified as prepaid and $165 thousand was expensed in 2009. In addition, during the course of the year, the annual assessment rate levied on deposits was increased from 6.51 to 15.57 basis points per $10 thousand of deposits even though the bank maintained its overall rating.

Table 4 provides a further breakdown of noninterest expense for the past three years.

Table 4. Noninterest Expense

Year ended December 31, (In thousands)	2009	2008	2007

Salaries and employee benefits	$2,777	$3,271	$3,191
Occupancy and equipment	640	724	697
Legal and professional	256	396	410
Bank franchise tax	141	67	131
Data processing services	186	231	158
FDIC insurance premiums	466	26	21
Foreclosed assets, net	1	—	3
Other operating expense	622	629	675

Total noninterest expense	$5,089	$5,344	$5,286

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

Income tax expense, substantially all Federal, was $(265) thousand in 2009, $250 thousand in 2008 and $517 thousand in 2007 representing 92.7%, 13.8 % and 18.6% of income before income taxes, respectively. Cardinal Bankshares’ deferred income tax benefits and liabilities result primarily from temporary differences in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred income tax benefits of approximately $1.5 million and $1.6 million at December 31, 2009 and 2008, respectively, are included in other assets.

Management’s Discussion and Analysis

Earning Assets

In 2009, average earning assets increased to $217.4 million, $15.3 million higher than the 2008 average of $202.1 million. Total average earning assets represented 94.2% of total average assets in 2009. Average investment securities accounted for 19.2% of total average assets, while average loans remained the largest component of earning assets, accounting for 63.7% of total average assets in 2009, up from the 62.9% level reported in 2008. A summary of average assets for the past three years is shown below in Table 5.

Table 5. Average Asset Mix

December 31, (In thousands)	2009		2008		2007
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-earning assets:
Loans	$147,060	63.7	$135,731	62.9	$120,432	56.9
Investment securities	44,348	19.2	46,115	21.4	43,681	20.6
Federal funds sold	24,322	10.5	8,589	3.9	8,815	4.2
Deposits in other banks	1,627	0.8	11,713	5.4	25,005	11.8

Total interest-earning assets	217,357	94.2	202,148	93.6	197,933	93.5

Noninterest-earning assets:
Cash and due from banks	3,560	1.5	3,245	1.5	3,427	1.6
Premises and equipment	3,905	1.7	4,135	1.9	4,299	2.0
Other assets	5,893	2.6	6,354	3.0	6,150	2.9

Total noninterest-earning assets	13,358	5.8	13,734	6.4	13,876	6.5

Total assets	$230,715	100.0	$215,882	100.0	$211,809	100.0

Loans

Average total loans were $147.1 million for 2009, an increase of $11.4 million, or 8.3% from 2008. At December 31, 2009, the actual balance of loans secured by real estate represented the most significant portion of the loan portfolio at 88.2%. Total loans secured by 1-4 family residential properties represented 20.0% of total loans at the end of 2009, while nonfarm/nonresidential properties made up 53.8% of total loans. .

Loan growth will continue to be a point of focus at Cardinal for 2009. The long-range strategic objective for meeting the Company’s loan growth aspirations will be achieved through continued hiring of additional loan officers, community involvement, expansion of the Company’s market footprint, broadening of the present array of loan products offered to include conforming fixed-rate mortgage loans, home equity lines of credit and SBA loans, and management’s strengthened efforts in offering small business financing and competively-priced products. Prudent business practices and stringent internal guidelines will continue to be followed in making lending decisions in order to balance the emphasis on loan growth with the desire to minimize exposure to loan losses.

Bank of Floyd makes both consumer and commercial loans to all neighborhoods within its market area, including the low-income and moderate-income areas. The Company’s market area is generally defined as the areas within the Virginia Counties of Floyd, Roanoke, Montgomery, Carroll and Pulaski and the Cities of Roanoke, Salem, Christiansburg and Fairlawn, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Below market pricing, competition from unregulated organizations and a weak economy have also been a factor when generating new loans. The amounts of loans outstanding by type at year-end 2009 and 2008, and the maturity distribution of variable and fixed rate loans as of year-end 2009 are presented below in Table 6 and Table 7, respectively.

Management’s Discussion and Analysis

Loans, continued

During 2009 gross loans increased $2.2 million, with the Nonfarm, nonresidential accounting for virtually all growth while offsetting declines in other categories. The nonfarm, nonresidential category increased due to strong demand for loans from businesses using real estate as collateral.

Table 6. Loan Portfolio Summary

December 31, (In thousands)	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Real estate construction and development	$17,441	11.6	$19,735	13.3	$19,168	15.4	$11,362	9.2	$11,770	9.1
Farmland	1,264.8		2,089	1.4	3,362	2.7	3,077	2.5	3,118	2.4
Real estate mortgage:
1-4 family residential	30,039	20.0	28,671	19.4	23,584	19.0	23,441	19.1	27,943	21.5
Multifamily residential	3,047	2.0	2,978	2.0	1,761	1.4	1,858	1.5	1,867	1.4
Nonfarm, nonresidential	80,708	53.8	73,820	49.9	62,781	50.5	71,650	58.3	73,385	56.4

Total real estate	132,499	88.2	127,293	86.0	110,656	89.0	111,388	90.6	118,083	90.8

Agricultural	148	0.1	183	0.1	384	0.3	675	0.5	795	0.6
Commercial and industrial	7,675	5.1	7,914	5.4	6,632	5.3	5,664	4.6	8,864	6.8
Consumer	3,117	2.1	3,937	2.7	3,836	3.1	2,135	1.7	2,552	2.0
Other loans	6,992	4.7	8,914	6.0	3,258	2.6	3,408	2.8	32	0.0
Leases	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0

Gross loans	150,431		148,241		124,766		123,270		130,326
Unearned income	(350)	(0.2)	(320)	(0.2)	(314)	(0.3)	(296)	(0.2)	(345)	(0.2)

Total	$150,081	100.0	$147,921	100.0	$124,452	100.0	$122,974	100.0	$129,981	100.0

Table 7. Loan Maturity Schedule

	2009
December 31, (In thousands)	Commercial Financial and Agricultural	Construction and Development	Others	Total Amount	%

Fixed rate loans:
Within three months	$661	$2,352	$1,477	$4,490	3.0
After three but within twelve months	817	1,502	14,159	16,478	11.0
After one but within five years	1,442	3,954	14,202	19,598	13.0
Over five years	396	172	44,783	45,351	30.1

Total fixed rate loans	3,316	7,980	74,621	85,917	57.1

Variable rate loans:
Within three months	4,299	7,146	5,551	16,996	11.3
After three but within twelve months	208	—	8,067	8,275	5.5
After one but within five years	—	2,191	30,829	33,020	22.0
Over five years	—	124	6,099	6,223	4.1

Total variable rate loans	4,507	9,461	50,546	64,514	42.9

Total loans:
Within three months	4,960	9,498	7,028	21,486	14.3
After three but within twelve months	1,025	1,502	22,226	24,753	16.5
After one but within five years	1,442	6,145	45,031	52,618	35.0
Over five years	396	296	50,882	51,574	34.2

Total loans	$7,823	$17,441	$125,167	$150,431	100.0

Management’s Discussion and Analysis

Investment Securities

The investment securities portfolio is managed to optimize the yield on excess funds while providing liquidity for unexpected deposit decreases or increased loan generation and diversification in the overall asset management of the Company. At December 31, 2009, the Company had $36.7 million in securities available for sale, compared to $28.9 million at year-end 2008. The average yield on taxable investment securities decreased from 5.48% in 2008 to 4.53% in 2009 as a result of lower yielding securities and decreasing market rates of interest.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, Government Sponsored Enterprises, Mortgage Backed Securities and issuances of State and local bond issues. All securities are high quality and high grade. Management views the investment portfolio as a source of income, and generally purchases securities with the intent of retaining them until maturity. However, adjustments in the portfolio are necessary from time to time to provide a source of liquidity to meet funding requirements for loan demand, deposit fluctuations and to manage interest rate risk. Accordingly, to meet such objectives, management may sell certain securities prior to their scheduled maturity. Table 8 presents the investment portfolio at the end of 2009 by major types of investments and maturity ranges. Actual maturities may differ from scheduled maturities in mortgage backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the earlier of the contractual maturity or the call date, if any.

At December 31, 2009, the market value of the investment portfolio was $52.8 million, representing a $236 thousand unrealized loss below amortized cost.

At December 31, 2008, the market value of the investment portfolio was $45.5 million, representing a $638 thousand unrealized loss below amortized cost. This compared to a market value of $45.4 million and a $17 thousand unrealized loss below amortized cost a year earlier.

Table 8. Investment Securities

December 31, 2009 (In thousands)	Amortized Cost Due
	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value

Investment securities
Government sponsored enterprises and mortgage backed securities	$—	$122	$3,572	$26,744	$30,438	$30,551
State and political subdivisions	864	5,804	6,483	5,344	18,495	18,736
Other securities	—	795	500	2,761	4,056	3,466

Total	$864	$6,721	$10,555	$34,849	$52,989	$52,753

Weighted average yields
Government sponsored enterprises and mortgage backed securities	—%	5.63%	3.49%	4.20%
State and political subdivisions	4.38%	3.86%	4.30%	4.42%
Other securities	—%	5.32%	1.82%	6.53%

Total securities	4.38%	4.07%	3.91%	4.39%	4.25%

December 31, 2008 (In thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$22,713	$22,761
States and political subdivisions	19,386	19,548
Other securities	4,049	3,201

Total	$46,148	$45,510

Management’s Discussion and Analysis

December 31, 2007 (In thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$22,132	$21,919
States and political subdivisions	21,862	22,013
Other securities	1,455	1,500

Total	$45,449	$45,432

Deposits

Cardinal Bankshares relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposits in denominations of $100,000 or more) are the primary funding source. The Company’s balance sheet growth is largely determined by the availability of deposits in the markets it serves, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. The sustained low interest rate environment, coupled with an ever weakening economy and historic losses being posted by large banks have resulted in depositors shifting their emphasis from rate shopping to banks which offer soundness and security. Increased customer awareness of interest rates has added to the importance of effective interest rate management. Accordingly, management must continuously monitor market pricing and internal interest rate spreads to continue the Company’s growth and improve profitability. Cardinal Bankshares’ interest rate management goals include structuring rates in a manner that can promote both deposit and asset growth while increasing overall profitability of the Company.

Average total deposits for the year ended December 31, 2009 increased $15.4 million to $199.4 million compared to 2008. As shown in Table 9, the Company’s average interest-bearing deposits as a percent of total average deposits increased to 86.3% in 2009, compared to 84.6% in 2008. Average noninterest-bearing demand deposits decreased to $27.2 million in 2009 from $28.4 million in 2008. Average deposits for the past three years are summarized in Table 9 below.

Table 9. Deposit Mix

December 31, (In thousands)	2009		2008		2007
	Average Balance	%	Average Balance	%	Average Balance	%

Interest-bearing deposits:
Interest checking	$10,696	5.4	$10,516	5.7	$10,478	5.8
Money Market	11,249	5.6	6,720	3.7	4,794	2.7
Savings deposits	18,943	9.5	17,780	9.7	19,150	10.6
Time deposits	78,465	39.3	73,091	39.7	79,757	44.3
Large denomination deposits	52,802	26.5	47,453	25.8	37,084	20.6

Total interest-bearing deposits	172,155	86.3	155,560	84.6	151,263	84.0
Noninterest-bearing deposits	27,220	13.7	28,420	15.4	28,710	16.0

Total deposits	$199,375	100.0	$183,980	100.0	$179,973	100.0

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by approximately $5.3 million in 2009. Table 10 provides maturity information relating to Certificates of Deposit of $100,000 or more at December 31, 2009.

Management’s Discussion and Analysis

Table 10. Large Denomination Deposits $100,000 and Over

Analysis of time deposits of $100,000 or more at December 31, 2009 (In thousands):

Time remaining to maturity:
Less than three months	$7,321
Three months through one year	35,364
Over one year	20,039

Total time deposits of $100,000 or more	$62,724

Capital Adequacy

The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. Cardinal Bankshares strives to maintain an optimum level of capital, commensurate with its risk profile, on which an attractive return to stockholders can be realized over both the near and long term, while serving depositors’, creditors’ and regulatory needs.

Common stock, capital surplus and retained earnings net of dividends represent the stockholders’ investment in the Company and are a key source of capital. Total stockholders’ equity was $30.7 million at December 31, 2009, an increase of $1.3 million or 4.4% compared with $29.4 million for the same period in 2008. This increase relates to the change in Accumulated other comprehensive income of approximately $957 thousand consisting of reversal of pension costs due to change in accounting for pension liability and unrealized losses on available for sale securities.

The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. Cardinal Bankshares had a ratio of total capital to risk-weighted assets of 19.94% at December 31, 2009 and a ratio of Tier 1 capital to risk-weighted assets of 18.69%. Both of these ratios well exceed the capital requirements adopted by the federal regulatory agencies and continue to be equal to or above most of our peer group.

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator’s evaluation of the Company’s overall safety and soundness. As of December 31, 2009, Cardinal Bankshares had a ratio of year-end Tier I capital to average total assets, as defined, of 13.46%.

Table 11 below sets forth summary information with respect to the capital ratios for Cardinal and the Bank at December 31, 2009 and 2008. All capital ratio levels indicate that Cardinal Bankshares and Bank of Floyd are well capitalized.

Management’s Discussion and Analysis

Table 11. Year-end Risk-based Capital

December 31, (In thousands)	2009		2008
	Consolidated	Bank of Floyd	Consolidated	Bank of Floyd

Tier I capital	$30,998	$20,139	$30,693	$19,247
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	2,081	1,955	1,659	1,508

Total regulatory capital	$33,079	$22,094	$32,352	$20,755

Total risk-weighted assets	$165.862	$156,036	$162,536	$151,202

Tier I as a percent of risk-weighted assets	18.69%	12.91%	18.88%	12.73%
Total regulatory capital as a percent of risk- weighted assets	19.94%	14.16%	19.90%	13.73%
Leverage ratio*	13.46%	8.82%	14.04%	9.40%

*	Tier I capital divided by average total assets for the quarter ended December 31.

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

Nonperforming assets, as shown in Table 12 below, increased to $5.9 million at December 31, 2009 from $3.1 million at December 31, 2008. At year-end 2009, loans past due 90 days or more and still accruing had decreased to $382 thousand from $430 thousand a year earlier. Foreclosed assets decreased to $261 in 2009 from $289 thousand for 2008. Foreclosed assets at the end of 2009 consisted of a mixture of commercial property and residential property listed with an agent to be sold or in the process of being listed. Management does not intend to retain the property.

Table 12. Nonperforming Assets

December 31 (In thousands)	2009	2008	2007	2006	2005

Nonaccrual loans	$5,302	$2,405	$646	$657	$—
Loans past due 90 days or more and still accruing	382	430	245	—	49
Foreclosed assets	261	289	212	212	418

Total nonperforming assets	$5,945	$3,124	$1,103	$869	$467

Management’s Discussion and Analysis

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. The Company performs periodic systematic reviews of its portfolio to identify these inherent losses, and to assess the overall probability of collection of the portfolio. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company also evaluates the prevailing economic and business conditions affecting individual borrowers, changes in the size and characteristics of the loan portfolio and other pertinent factors. The allowance is also subject to annual review by external auditors and regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance, and the size of the allowance in comparison to peer companies identified by regulatory agencies. The most recent regulatory reviews were completed in October 2007 and March 2009.

In addition, management took into account not only the current state of the economy, but information from various sources, which not only expected the current economic downturn to persist, but also expected continued significant losses in commercial real estate. Geographic location was taken into account regarding the depth of economic decline, valuation for certain loans and corresponding collateral. Management also collected additional financial data from certain customers to ascertain current financial strength and cash flow Finally, management maintained the historical overall conservative approach of the Company in calculating additions to the allowance for loan losses.

The Company is committed to the early recognition of problem loans and to a conservative allowance. The Company believes the current allowance is adequate to cover inherent losses in the loan portfolio. However, the allowance may be increased or decreased in the future based upon management’s assessment of the factors outlined above. The allowance for loan losses was $2.7 million at December 31, 2009 and $1.7 million at December 31, 2008. The allowance as a percentage of period end loans was 1.78% at year-end 2009 and 1.12% at year-end 2008.

The provision for loan losses for the year ended December 31, 2009 was $1.2 million, an increase of $1.1 million from the previous year. The loan loss reserve for 2009 increased a total of $1.0 million due to write-offs incurred of $227 thousand less expense to provision of $1.2 million and recoveries of $12 thousand. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year decrease in the provision was considered appropriate. Management believes the provision recorded in 2009 maintains the allowance at a level adequate to cover potential losses.

Management’s Discussion and Analysis

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

Table 13. Loan Losses

Year ended December 31, (In thousands)	2009	2008	2007	2006	2005

Balance at beginning of year	$1,659	$1,669	$1,640	$1,427	$1,631
Provision charged to expense	1,226	94	(19)	208	48

	2,885	1,763	1,621	1,635	1,679
Loans charged off:
Commercial, financial and agricultural	157	105	—	—	261
Real estate – residential mortgage	67	—	—	3	13
Real estate – construction	—	—	—	—	—
Consumer	3	10	5	24	71

Total charge-offs	227	115	5	27	345

Recoveries of loans previously charged off:
Commercial, financial and agricultural	9	4	43	21	60
Real estate – residential mortgage	—	—	—	—	31
Real estate – construction	—	—	—	—	—
Consumer	3	7	10	11	2

Total recoveries	12	11	53	32	93

Net (recoveries) charge – offs	215	104	(48)	(5)	252

Balance at end of year	$2,670	$1,659	$1,669	$1,640	$1,427

Management’s Discussion and Analysis

The Company has allocated the allowance for loan losses based on estimates of the allowance needed for each component of the loan portfolio. The allocation of the allowance as shown in Table 14 below should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. The specific reserve on impaired loans for 2009 is $1.2 million and that specific reserve is set aside for the impaired loans. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the remaining allowance is a general allowance applicable to the entire portfolio.

Table 14. Allocation of the Allowance for Loan Losses

December 31, (In thousands)	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Balance at end of period applicable to:
Commercial, financial and agricultural	$623	59.7	$944	56.6	$623	58.5	$702	65.8	$505	66.0
Real estate, construction	150	11.6	206	13.3	147	15.4	80	9.1	63	9.1
Real estate, residential mortgage	1,762	22.0	392	21.4	822	20.4	794	20.5	845	22.9
Consumer and other loans	135	6.7	117	8.7	77	5.7	64	4.5	14	2.0

Total	$2,670	100.0	$1,659	100.0	$1,669	100.0	$1,640	100.0	$1,427	100.0

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

Management’s Discussion and Analysis

Table 15. Interest Rate Sensitivity

	December 31, 2009 Maturities/Repricing
(In thousands)	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earning Assets:
Loans	$21,486	$24,753	$52,618	$51,574	$150,431
Investments	335	529	6,721	45,404	52,989
Interest-bearing deposits in banks	184	—	—	—	184
Federal funds sold	22,175	—	—	—	22,175

Total	$44,180	$25,282	$59,339	$96,978	$225,779

Interest-bearing deposits:
Interest checking	$11,203	$—	$—	$—	$11,203
Money market	13,909	—	—	—	13,909
Savings	19,497	—	—	—	19,497
Certificates of deposit	15,826	72,484	47,969	19	136,298

Total	$60,435	$72,484	$47,969	$19	$180,907

Interest sensitivity gap	$(16,255)	$(47,202)	$11,370	$96,959	$44,872
Cumulative interest sensitivity gap	$(16,255)	$(63,457)	$(52,087)	$44,872	$44,872
Ratio of sensitivity gap to total earning assets	(7.20)%	(28.11)%	(23.07)%	19.87%	19.87%

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 above shows the sensitivity of the Company’s balance sheet on December 31, 2009. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2009, the Company appeared to be liability-sensitive with interest-bearing liabilities exceeding earning assets, subject to changes in interest rates, for the 1-3, 4-12, and 13-60 months column. The Company in an asset-sensitive position for the Over 60 months periods.

Matching sensitive positions alone does not ensure that Cardinal has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Earnings and Balance Sheet Analysis

2008 Compared to 2007 – Net interest income, on a taxable equivalent basis, was $7.0 million, lower by $386 thousand from $7.4 million in 2007. This decrease was driven primarily by the decrease in average rates paid on the Company’s interest earning deposits. Noninterest income decreased by 21.5% to $765 thousand for 2008 compared to $975 thousand for 2007 primarily due to a decrease in income on bank owned life insurance (BOLI) due to the assets in the plan generating a significantly reduced return as a result of the declining economy. Noninterest expense increased by $58 thousand or 1.1% to $5.3 million compared to $5.3 million in 2007.

Earning assets averaged $202.1 million, compared to $197.9 million in 2007, the increase driven primarily by an overall increase in loans $15.3 million. Average securities increased $2.4 million in 2008. The federal funds sold average balance decreased $226 thousand in 2008.

Management’s Discussion and Analysis

Interest-bearing liabilities averaged $155.6 for 2008 compared to $151.3 for 2007 driven primarily by an overall increase in large denomination deposits of $10.4 million. Savings deposits reflected an average increase of $556 thousand from 2007, while average time deposits decreased $6.7 million.

Stockholders’ equity grew 2.8% to an average of $30.1 million in 2008 from $29.3 million in 2007. The return on average assets and average equity decreased to .72% and 5.17%, respectively for 2008 compared to 1.07% and 7.70%, respectively, for 2007. Book value per share was $19.17 at December 31, 2008, compared to $19.48 at year-end 2007, representing a decrease of 1.6%.

The allowance for loan losses at December 31, 2008 was $1.6 million compared to $1.6 million a year earlier. The allowance for loan losses as a percentage of period end loans was 1.12% compared to 1.34% at year-end 2007. The Company had charge-offs, net of recoveries, in the amount of $104 thousand for 2008. This compared to charge-offs, net of recoveries, in the amount of $(48) thousand for 2007. Nonperforming loans totaled $2.4 million at December 31, 2008, an increase of $1.8 million from 2007.

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