Form 10-Q
period 2010-03-31
CARDINAL BANKSHARES CORP
filed 2010-05-13
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File No. 0-28780

CARDINAL BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1804471
(State of Incorporation)	(I.R.S. Employer Identification No.)

101 Jacksonville Circle, P. O. Box 215, Floyd, Virginia 24091

(Address of principal executive offices)

(540) 745-4191

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐ .

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of May 12, 2010 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

March 31, 2010

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(UnAudited) March 31, 2010	(Audited) December 31, 2009
Assets
Cash and due from banks	$3,369	$3,498
Interest-bearing deposits	1,384	184
Federal funds sold	23,250	22,175
Investment securities available for sale, at fair value	37,860	36,684
Investment securities held to maturity (fair value March 31, 2010 $14,417 - December 31, 2009 $16,069)	14,289	15,864
Restricted equity securities	575	575

Total loans	150,684	150,081
Allowance for loan losses	(3,029)	(2,670)

Net loans	147,655	147,411

Bank premises and equipment, net	3,735	3,792
Accrued interest receivable	1,039	1,031
Foreclosed assets	259	261
Bank owned life insurance	5,153	5,115
Other assets	2,647	2,820

Total assets	$241,215	$239,410

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$29,215	$27,294
Interest-bearing deposits	180,415	180,907

Total deposits	209,630	208,201

Accrued interest payable	166	143
Other liabilities	191	358

Total liabilities	209,987	208,702

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	13,003	12,716
Accumulated other comprehensive loss, net	(57)	(290)

Total stockholders’ equity	31,228	30,708

Total liabilities and stockholders’ equity	$241,215	$239,410

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2010	2009
Interest income
Loans and fees on loans	$2,168	$2,144
Federal funds sold and securities purchased under agreements to resell	11	10
Investment securities:
Taxable	359	344
Exempt from federal income tax	185	200
Deposits with banks	—	1

Total interest income	2,723	2,699

Interest expense
Deposits	1,133	1,298

Total interest expense	1,133	1,298

Net interest income	1,590	1,401
Provision for loan losses	380	40

Net interest income after provision for loan losses	1,210	1,361

Noninterest income
Service charges on deposit accounts	48	43
Other service charges and fees	24	26
Sale of credit card portfolio	268	—
Net Realized gains on sales of securities	4	—
Other operating income	65	66

Total noninterest income	409	135

Noninterest expense
Salaries and employee benefits	730	833
Occupancy and equipment	169	147
Foreclosed Assets, Net	2	3
Other operating expense	417	413

Total noninterest expense	1,318	1,396

Income before income taxes	301	100
Income tax expense (benefit)	14	(60)

Net Income	$287	$160

Basic earnings per share	$0.19	$0.10

Diluted earnings per share	$0.19	$0.10

Dividends declared per share	$—	$—

Weighted average basic shares outstanding	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Year Ended March 31,	2010	2009
Cash flows from operating activities
Net income	$287	$160
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	56	76
Accretion of discounts on securities, net of amortization of premiums	56	1
Provision for loan losses	380	40
Deferred income taxes	(519)	—
Net realized gains on securities	(4)	—
Deferred compensation and pension expense (benefit)	—	74
Changes in operating assets and liabilities:
Accrued income	(8)	22
Other Assets	534	(835)
Accrued interest payable	23	82
Other liabilities	(167)	48

Net cash provided by (used) operating activities	638	(332)

Cash flows from investing activities
Net increase in interest-bearing deposits in banks	(1,200)	(381)
Net increase in federal funds sold	(1,075)	(15,075)
Purchase of investment securities:
Available for Sale	(2,871)	(2,653)
Held to Maturity	(326)	(599)
Purchase of restricted equity securities	—	(20)
Proceeds from maturity and redemption of investment securities:
Available for Sale	1,994	2,685
Held to Maturity	1,903	457
Net (increase) decrease in loans	(624)	3,687
Net (purchases) dispositions of bank premises and equipment	1	(31)
Proceeds from sale of foreclosed assets	2	—

Net cash (used) provided by investing activities	(2,196)	(11,930)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,921	626
Net increase (decrease) in interest-bearing deposits	(492)	11,398

Net cash provided by financing activities	1,429	12,024

Net decrease in cash and cash equivalents	(129)	(238)
Cash and cash equivalents, beginning	3,498	3,299

Cash and cash equivalents, ending	$3,369	$3,061

Supplemental disclosures of cash flow information
Interest paid	$1,110	$1,216
Income taxes paid	$174	$4

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$123

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain previously reported amounts have been reclassified to conform to current presentations.

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

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Three months ended March 31, (In thousands)	2010	2009

Balance, at January 1	$2,670	$1,659
Provision charged to expense	380	40
Recoveries of amounts previously charged off	2	2
Loans charged off	(23)	(83)

Balance, at March 31,	$3,029	$1,618

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

(In thousands)	2010	2009

Commitments to extend credit	$16,224	$16,410
Standby letters of credit	858	924

Total	$17,082	$17,334

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

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

Three months ended March 31, (In thousands)	2009

Service cost	$45,145
Interest cost	52,772
Expected return on plan assets	(37,197)
Amortization of net obligation at transition	(757)
Amortization of prior service cost	1,495
Recognized net actuarial loss	11,250

Net periodic benefit cost	$72,708

As of March 31, 2010, the required employer contribution for the year of $127,452 has been made. $127,452 is included in expense for the quarter ended March 31, 2010.

Note 5. Fair Value

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$3,369	$3,369	$3,498	$3,498
Interest-bearing deposits with banks	1,384	1,384	184	184
Federal funds sold	23,250	23,250	22,175	22,175
Securities, available for sale	37,860	37,860	36,684	36,684
Securities, held to maturity	14,289	14,417	15,864	16,069
Restricted equity securities	575	575	575	575
Total loans	150,684	153,255	150,081	150,647
Accrued interest receivable	1,039	1,039	1,031	1,031

Financial liabilities
Deposits	209,630	212,305	208,201	210,364
Accrued interest payable	166	166	143	143
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

Note 5. Fair Value, continued

Generally accepted accounting principles (“GAAP”) provides a framework for measuring and disclosing fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

Note 5. Fair Value, continued

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) March 31, 2010	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$6,710	$—	$6,710	$—
State and municipal securities	3,711	991	2,720	—
Mortgage-backed securities	23,663	—	23,663	—
Other securities	3,776	—	3,776	—

Investment securities available for sale	$37,860	$991	$36,869	$—

Total assets at fair value	$37,860	$991	$36,869	$—

(In Thousands) December 31, 2009	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$4,875	$2,993	$1,882	$—
State and municipal securities	2,697	—	2,697	—
Mortgage-backed securities	25,646	1,047	24,599	—
Other	3,466	—	3,466	—

Investment securities available for sale	$36,684	$4,040	$32,644	$—

Total assets at fair value	$36,684	$4,040	$32,644	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

Note 5. Fair Value, continued

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

(In Thousands) March 31, 2010	Total	Level 1	Level 2	Level 3

Commercial	$82	$—	82	$—
Real Estate
Construction and land development	5,393	—	5,393	—
Residential, 1-4 families	219	—	219	—
Nonfarm, nonresidential	742	—	742	—

Impaired Loans	$6,436	—	$6,436	$—
Foreclosed assets	259	—	259	—

Total assets at fair value	$6,695	$—	$6,695	$—

(In Thousands) December 31, 2009	Total	Level 1	Level 2	Level 3

Commercial	$96	$—	$96	$—
Real Estate
Construction and land development	3,572	—	3,572	—
Residential, 1-4 families	213	—	213	—
Nonfarm, nonresidential	772	—	772	—

Impaired Loans	$4,653	—	$4,653	$—
Foreclosed assets	261	—	261	—

Total assets at fair value	$4,914	$—	$4,914	$—

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

Note 6. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values follow:

March 31, 2010 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Government sponsored enterprises	$6,773	$10	$(73)	$6,710
State and municipal securities	3,653	66	(8)	3,711
Mortgage-backed securities	23,463	297	(97)	23,663
Other securities	4,058	7	(289)	3,776

	$37,947	$380	$(467)	$37,860

Held to maturity
State and municipal securities	$14,260	$353	$(225)	$14,388
Mortgage-backed securities	29	—	—	29

	$14,289	$353	$(225)	$14,417

December 31, 2009 (In thousands)

Available for sale
Government sponsored enterprises	$4,908	$2	$(35)	$4,875
State and municipal securities	2,661	55	(19)	2,697
Mortgage-backed securities	25,500	281	(135)	25,646
Other securities	4,056	—	(590)	3,466

	$37,125	$338	$(779)	$36,684

Held to maturity
State and municipal securities	$15,834	$364	$(159)	$16,039
Mortgage-backed securities	30	—	—	30

	$15,864	$364	$(159)	$16,069

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

Investment securities with amortized cost of approximately $7.1 million and $8.4 million at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the three-month period ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Realized gains, available for sale securities	$—	$—
Realized gains, held to maturity securities	4	—

	$4	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

Note 6. Securities, continued

The scheduled maturities of debt securities available for sale and held to maturity at March 31, 2010 were as follows:

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$296	$303	$855	$857
Due after one year through five years	940	892	4,309	4,502
Due after five years through ten years	6,654	6,604	4,734	4,847
Due after ten years	30,057	30,061	4,391	4,211

	$37,947	$37,860	$14,289	$14,417

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 respectively.

	Less Than 12 Months		12 Months or More		Total
March 31, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$4,292	$(73)	$—	$—	$4,292	$(73)
State and municipal securities	3,174	(151)	729	(82)	3,903	(233)
Mortgage- backed securities	4,444	(47)	1,186	(50)	5,630	(97)
Other Securities	—	—	2,972	(289)	2,972	(289)

Total temporarily impaired securities	$11,910	$(271)	$4,887	$(421)	$16,797	$(692)

	Less Than 12 Months		12 Months or More		Total
December 31, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$4,232	$(35)	$—	$—	$4,232	$(35)
State and municipal securities	3,291	(94)	726	(84)	4,017	(178)
Mortgage- backed securities	5,544	(77)	1,393	(58)	6,937	(135)
Other Securities	295	—	2,670	(590)	2,965	(590)

Total temporarily impaired securities	$13,362	$(206)	$4,789	$(732)	$18,151	$(938)

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At March 31, 2010 the Company had 5 government-sponsored securities with an aggregate unrealized loss of approximately $73 thousand, 11 state and municipal securities with an aggregate unrealized loss of approximately $233 thousand, 10 mortgaged-backed securities with an aggregate unrealized loss of approximately $97 thousand and 7 other securities with an aggregate unrealized loss of approximately $289 thousand. Management does not believe that gross unrealized losses, which totals 4.12% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

At December 31, 2009, the Company had 5 government-sponsored securities with an aggregate unrealized loss of approximately $35 thousand, 11 state and municipal securities with an aggregate unrealized loss of approximately $178 thousand, 12 mortgaged-backed securities with an aggregate unrealized loss of approximately $135 thousand and 8 other securities with an aggregate unrealized loss of approximately $590 thousand. Management does not believe that gross unrealized losses, which totals 5.2% of the amortized costs of the related investment securities, represent an other-than-temporary impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

Note 7. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and or disclosure of financial information by the Company.

In January 2010, compensation guidance was updated to reflect the SEC’s views of when escrowed share arrangements are considered to be compensatory. Historically the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. Facts and circumstances may indicate that the arrangement is an incentive made to facilitate a transaction on behalf of the company if the escrowed shares will be released or canceled without regard to continued employment. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly issued securities. The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The guidance is effective upon issuance and had no impact on the Company’s financial statements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles. Disclosure requirements provided in the June 2009 guidance were not deferred. The amendments were effective January 1, 2010 and had no effective on the Company’s financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features w not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

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

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At March 31, 2010, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of March 31, 2010 were $241.2 million, an increase of .8% or $1.8 million from year-end 2009. Total loans increased .4% or $603 thousand during the first three-months of this year to $150.7 million.

The investment securities portfolio reflected a decrease of .8% or $399 thousand during the first three months of the year. Federal funds sold increased $1.0 million during the first three months of the year as a result of increased deposits.

As of March 31, 2010, total deposits were $209.6 million, up approximately .7% or $1.4 million compared to year-end 2009. Non-interest-bearing core deposits increased to $29.2 million as compared to $27.3 million at year-end 2009. Interest-bearing deposits decreased .3% or $492 thousand to $180.4 million. Deposits greater than $100 thousand amounted to $62.2 million at March 31, 2010 as compared to $62.7 million at year-end 2009.

Stockholders’ equity was $31.2 million as of March 31, 2010 compared to $30.7 million as of December 31, 2009. Net income of $287 thousand for the period combined with a decrease in accumulated other comprehensive loss of $233 thousand accounted for the increase in stockholders’ equity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2010 was $287 thousand, an increase of 79.4% compared to $160 thousand for the three months ended March 31, 2009. Diluted earnings per share increased 90.0% to $.19 for the three months ended March 31, 2010. Diluted earnings per share for the same period a year earlier was $.10. The provision for loan losses was increased $380 thousand during the three months ended March 31, 2010, representing an increase of $340 thousand over the same period for the previous year. In addition, interest expense decreased $165 thousand, non-interest income increased $274 thousand due primarily to the sale of the credit card portfolio and salaries and employee benefits decreased $103 thousand.

Total interest income for the three months ended March 31, 2010 increased $24 thousand to $2.7 million, an increase of .9% over the same prior year period. This resulted primarily from increased income on loans and fees on loans. Noninterest income for the three-month period increased 203.0% to $409 thousand versus the same time period for the prior year. The increase was due to the sale of the credit card portfolio for $268 thousand. Total interest expense for the three-months period decreased $165 thousand to $1.1 million continuing the decline of rates paid on interest-bearing deposits accounts even though total deposits increased. Noninterest expense decreased $78 thousand to $1.3 million for the three months ended March 31, 2010 as compared to the same period in 2009. Reduced salaries and employee benefits accounted for the decrease in noninterest expense.

Due to increased earnings for the three months period ended March 31, 2010, an income tax expense of $14 thousand was incurred versus an income tax benefit of $60 thousand for the same period in the previous year.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first three months of 2010 the provision for loan losses was $380 thousand as compared to $40 thousand provision for the same period in 2009. The provision was increased to offset $23 thousand in write-downs incurred during the first three months of 2009, $320 thousand for increased impaired loans and $60 thousand in the general reserve due to continued economic uncertainty. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2010 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $3.0 million at March 31, 2010. The allowance for loan losses to period end loans was 2.01% at March 31, 2010 compared to 1.78% and 1.12% at December 31, 2009 and March 31, 2009, respectively. The Company recovered balances previously charged off on loans in the amount of $2 thousand during the first three months of 2010. This compares with recoveries for the three months ended March 31, 2009 of $2 thousand. The Company charged-off loans in the amount of $23 thousand during the first three months of 2010 as compared to $83 thousand in charge-offs for the same three months of 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

ASSET QUALITY, continued

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $8.1 million as of March 31, 2010 compared to $5.9 million as of December 31, 2009. The increase in nonperforming assets occurred in the nonaccrual category as the current economic climate persists, creating cash flow issues for certain loan customers. Management is taking aggressive actions to mitigate any material losses related to nonperforming assets. As of March 31, 2010 the Company’s impaired loans with a valuation allowance amounted to $7.9 million, an increase of $2.3 million from December 31, 2009. The valuation allowance related to the impaired loans was $1.4 million at March 31, 2010 and $1.2 million at December 31, 2009.

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

The Company’s Tier I capital position was $31.3 million at March 31, 2010, or 18.95% of risk-weighted assets. Total risk-based capital was $33.4 million or 20.21% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at March 31, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, continued

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2010, the Company’s leverage capital ratio was 13.02%.

During the first three months of 2010 Cardinal Bankshares has seen growth in both deposits and loans, in addition to increasing the provision for loan losses, while maintaining its history of being well capitalized and maintaining strong liquidity far exceeding minimum standards and equal or greater than its peers.

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

2	Unregistered sales of equity securities and use of proceeds - None

3	Defaults upon senior securities - None

4	Removed and Reserved

5	Other information - None

6	Exhibits

31.1	– Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)

31.2	– Certification of Chief Financial Officer Pursuant To Rule 13a-14(a)

32.1	– Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman, President & Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Vice President & Chief Financial Officer

Date: May 13, 2010