Form 10-Q
period 2010-06-30
CARDINAL BANKSHARES CORP
filed 2010-08-12
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of August 11, 2010 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

June 30, 2010

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

	(UnAudited)	(Audited)
(In thousands, except share data)	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$2,836	$3,498
Interest-bearing deposits	5,060	184
Federal funds sold	19,750	22,175
Investment securities available for sale, at fair value	41,017	36,684
Investment securities held to maturity (fair value June 30, 2010 $15,143 - December 31, 2009 $16,069)	14,860	15,864
Restricted equity securities	575	575

Total loans	148,993	150,081
Allowance for loan losses	(2,922)	(2,670)

Net loans	146,071	147,411

Bank premises and equipment, net	3,959	3,792
Accrued interest receivable	1,133	1,031
Foreclosed assets	460	261
Bank owned life insurance	5,196	5,115
Other assets	2,509	2,820

Total assets	$243,426	$239,410

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$28,482	$27,294
Interest-bearing deposits	182,914	180,907

Total deposits	211,396	208,201

Accrued interest payable	150	143
Other liabilities	183	358

Total liabilities	211,729	208,702

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	13,184	12,716
Accumulated other comprehensive gain (loss), net	231	(290)

Total stockholders’ equity	31,697	30,708

Total liabilities and stockholders’ equity	$243,426	$239,410

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2010	2009	2010	2009
Interest income
Loans and fees on loans	$2,226	$2,194	$4,394	$4,338
Federal funds sold and securities purchased under agreements to resell	11	14	22	24
Investment securities:
Taxable	291	273	650	617
Exempt from federal income tax	188	192	372	392
Deposits with banks	1	1	1	2

Total interest income	2,717	2,674	5,439	5,373

Interest expense
Deposits	1,109	1,278	2,242	2,576

Total interest expense	1,109	1,278	2,242	2,576

Net interest income	1,608	1,396	3,197	2,797
Provision for loan losses	(109)	90	271	130

Net interest income after provision for loan losses	1,717	1,306	2,926	2,667

Noninterest income
Service charges on deposit accounts	48	43	96	86
Other service charges and fees	31	29	70	55
Net Realized gains on sales of securities	93	23	98	23
Other operating income	67	83	131	149

Total noninterest income	239	178	395	313

Noninterest expense
Salaries and employee benefits	812	878	1,542	1,711
Occupancy and equipment	161	177	330	324
Foreclosed Assets, Net	1	(3)	3	—
Other operating expense	405	402	821	815

Total noninterest expense	1,379	1,454	2,696	2,850

Income before income taxes	577	30	625	130
Income tax expense (benefit)	106	(84)	34	(144)

Net Income	$471	$114	$591	$274

Basic earnings per share	$0.31	$0.07	$0.39	$0.18

Diluted earnings per share	$0.31	$0.07	$0.39	$0.18

Dividends declared per share	$0.08	$0.08	$0.08	$0.08

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Six Months Ended June 30,	2010	2009
Cash flows from operating activities
Net income	$591	$274
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	120	149
Accretion of discounts on securities, net of amortization of premiums	195	29
Provision for loan losses	271	130
Net realized (gains) losses on investment securities	(98)	(23)
Net realized (gains) losses on sale of foreclosed assets	21	(5)
Deferred compensation and pension expense	—	148
Changes in operating assets and liabilities:
Accrued income	(102)	156
Other assets	(39)	(224)
Accrued interest payable	7	(37)
Other liabilities	(175)	63

Net cash provided by operating activities	791	660

Cash flows from investing activities
Net increase in interest-bearing deposits in banks	(4,876)	(3,181)
Net (increase) decrease in federal funds sold	2,425	(14,300)
Purchases of available for sale securities	(13,558)	(7,094)
Sales of available for sale securities	983	754
Maturities, calls and paydowns of available for sale securities	8,937	9,846
Purchases of held to maturity securities	(1,306)	(815)
Maturities, calls and paydowns of held to maturity securities	2,308	2,075
Call (purchase) of restricted equity securities	—	(20)
Proceeds from the sale of foreclosed properties	10	146
Net decrease in loans	839	3,066
Net purchases of bank premises and equipment	(287)	(35)

Net cash used by investing activities	(4,525)	(9,558)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,188	96
Net increase in interest-bearing deposits	2,007	9,191
Dividends Paid	(123)	(123)

Net cash provided by financing activities	3,072	9,164

Net increase (decrease) in cash and cash equivalents	(662)	266
Cash and cash equivalents, beginning	3,498	3,299

Cash and cash equivalents, ending	$2,836	$3,565

Supplemental disclosures of cash flow information
Interest paid	$2,235	$2,613

Income taxes paid	$213	$14

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$230	$123

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Three months ended June 30, (In thousands)	2010	2009

Balance, at January 1	$2,670	$1,659
Provision charged to expense	271	130
Recoveries of amounts previously charged off	5	8
Loans charged off	(24)	(85)

Balance, at June 30,	$2,922	$1,712

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

(In thousands)	2010	2009

Commitments to extend credit	$15,208	$18,339
Standby letters of credit	629	924

Total	$15,837	$19,263

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

Six months ended June 30, (In thousands)	2009

Service cost	$45,145
Interest cost	52,772
Expected return on plan assets	(37,197)
Amortization of net obligation at transition	(757)
Amortization of prior service cost	1,495
Recognized net actuarial loss	11,250

Net periodic benefit cost	$72,708

Six months ended June 30, (In thousands)	2009

Service cost	$90,290
Interest cost	105,544
Expected return on plan assets	(74,394)
Amortization of net obligation at transition	(1,514)
Amortization of prior service cost	2,990
Recognized net actuarial loss	22,500

Net periodic benefit cost	$145,416

As of June 30, 2010, the required employer contribution for the year of $127,452 has been made.

Note 5. Fair Value

The estimated fair values of the Company’s financial instruments are as follows:

(In thousands)	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$2,836	$2,836	$3,498	$3,498
Interest-bearing deposits with banks	5,060	5,060	184	184
Federal funds sold	19,750	19,750	22,175	22,175
Securities, available for sale	41,017	41,017	36,684	36,684
Securities, held to maturity	14,860	15,143	15,864	16,069
Restricted equity securities	575	575	575	575
Total loans	148,993	151,597	150,081	150,647
Accrued interest receivable	1,133	1,133	1,031	1,031

Financial liabilities
Deposits	211,396	213,165	208,201	210,364
Accrued interest payable	150	150	143	143
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	—	—	—	—

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
June 30, 2010	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$4,163	$—	$4,163	$—
State and municipal securities	3,090	—	3,090	—
Mortgage-backed securities	29,974	3,100	26,874	—
Other securities	3,790	—	3,790	—

Investment securities available for sale	$41,017	$3,100	$37,917	$—

Total assets at fair value	$41,017	$3,100	$37,917	$—

(In Thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$4,875	$2,993	$1,882	$—
State and municipal securities	2,697	—	2,697	—
Mortgage-backed securities	25,646	1,047	24,599	—
Other securities	3,466	—	3,466	—

Investment securities available for sale	$36,684	$4,040	$32,644	$—

Total assets at fair value	$36,684	$4,040	$32,644	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

(In Thousands)
June 30, 2010	Total	Level 1	Level 2	Level 3

Commerical	$143	$—	$143	$—
Real Estate
Construction and land development	3,980	—	3,980	—
Residential, 1-4 families	126	—	126	—
Nonfarm, nonresidential	985	—	985	—

Impaired Loans	$5,234	—	$5,234	$—
Foreclosed assets	460	—	460	—

Total assets at fair value	$5,694	$—	$5,694	$—

(In Thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3

Commerical	$96	$—	$96	$—
Real Estate
Construction and land development	3,572	—	3,572	—
Residential, 1-4 families	213	—	213	—
Nonfarm, nonresidential	772	—	772	—

Impaired Loans	$4,653	—	$4,653	$—
Foreclosed assets	261	—	261	—

Total assets at fair value	$4,914	$—	$4,914	$—

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 6. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values follow:

June 30, 2010 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Government sponsored enterprises	$4,120	$46	$(3)	$4,163
State and municipal securities	2,993	99	(2)	3,090
Mortgage-backed securities	29,492	509	(27)	29,974
Other securities	4,062	3	(275)	3,790

	$40,667	$657	$(307)	$41,017

Held to maturity
State and municipal securities	$14,831	$414	$(131)	$15,114
Mortgage-backed securities	29	—	—	29

	$14,860	$414	$(131)	$15,143

December 31, 2009 (In thousands)

Available for sale
Government sponsored enterprises	$4,908	$2	$(35)	$4,875
State and municipal securities	2,661	55	(19)	2,697
Mortgage-backed securities	25,500	281	(135)	25,646
Other securities	4,056	—	(590)	3,466

	$37,125	$338	$(779)	$36,684

Held to maturity
State and municipal securities	$15,834	$364	$(159)	$16,039
Mortgage-backed securities	30	—	—	30

	$15,864	$364	$(159)	$16,069

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

Investment securities with amortized cost of approximately $6.4 million and $8.4 million at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the three and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Realized gains, available for sale securities	$94	$21	$94	$21
Realized gains, held to maturity securities	—	2	4	2

	$94	$23	$98	$23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 6. Securities (continued)

The scheduled maturities of debt securities available for sale and held to maturity at June 30, 2010 were as follows:

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$303	$307	$670	$671
Due after one year through five years	928	859	5,813	6,049
Due after five years through ten years	4,122	4,124	3,987	4,123
Due after ten years	35,314	35,727	4,390	4,300

	$40,667	$41,017	$14,860	$15,143

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 respectively.

	Less Than 12 Months		12 Months or More		Total
June 30, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$995	$(3)	$—	$—	$995	$(3)
State and municipal securities	2,223	(68)	745	(66)	2,968	(134)
Mortgage- backed securities	5,184	(20)	1,131	(7)	6,315	(27)
Other Securities	—	—	2,987	(275)	2,987	(275)

Total temporarily impaired securities	$8,402	$(91)	$4,863	$(348)	$13,265	$(439)

	Less Than 12 Months		12 Months or More		Total
December 31, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$4,232	$(35)	$—	$—	$4,232	$(35)
State and municipal securities	3,291	(94)	726	(84)	4,017	(178)
Mortgage- backed securities	5,544	(77)	1,393	(58)	6,937	(135)
Other Securities	295	—	2,670	(590)	2,965	(590)

Total temporarily impaired securities	$13,362	$(206)	$4,789	$(732)	$18,151	$(938)

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At June 30, 2010 the Company had 1 government-sponsored security with an aggregate unrealized loss of approximately $3 thousand, 7 state and municipal securities with an aggregate unrealized loss of approximately $134 thousand, 10 mortgaged-backed securities with an aggregate unrealized loss of approximately $27 thousand and 7 other securities with an aggregate unrealized loss of approximately $275 thousand. Management does not believe that gross unrealized losses, which totals 3.31% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

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

In April 2010 income tax guidance was amended to incorporate text of SEC Staff Announcement Accounting for Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Health Care. Under this amendment, the SEC staff would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act. This view is based in part on the SEC’s understanding that the two Acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. The SEC staff does not believe that it would be appropriate to analogize to this view in any other fact patterns. The amendment has no significant impact on the Company.

In April 2010, compensation guidance was updated to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The update has no effect on the Company.

In April 2010, amended guidance was issued on the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset. As a result of the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendment does not affect the accounting for loans that are not accounted for within pools. Loans accounted for individually continue to be subject to the troubled debt restructuring accounting provisions guidance. The guidance is effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The amendment has no significant impact on the Company.

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

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At June 30, 2010, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of June 30, 2010 were $243.4 million, an increase of 1.6% or $4.0 million from year-end 2009. Total loans decreased ..7% or $1.1 million during the first six-months of this year to $148.9 million.

The investment securities portfolio reflected an increase of 6.3% or $3.3 million during the first six months of the year. Federal funds sold decreased $2.4 million during the first six months of the year as a result of increased investment securities.

As of June 30, 2010, total deposits were $211.4 million, up approximately 1.5% or $3.2 million compared to year-end 2009. Non-interest-bearing core deposits increased to $28.5 million as compared to $27.3 million at year-end 2009. Interest-bearing deposits increased 1.1% or $2.0 million to $182.9 million. Deposits greater than $100 thousand amounted to $62.4 million at June 30, 2010 as compared to $62.7 million at year-end 2009.

Stockholders’ equity was $31.7 million as of June 30, 2010 compared to $30.7 million as of December 31, 2009. Net income of $591 thousand for the period combined with an increase in accumulated other comprehensive gain of $521 thousand and dividends paid of $123 thousand accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2010 was $591 thousand, an increase of 115.7% compared to $274 thousand for the six months ended June 30, 2009. Net income for the three months ended June 30, 2010 was $471 thousand, and increase of 313.1% compared to $114 thousand for the three months ended June 30, 2009. Diluted earnings per share increased 117.7% to $.39 for the six months ended June 30, 2010. Diluted earnings per share for the same period a year earlier was $.18. Diluted earnings per share increased 342.8% to $.31 for the three months ended June 30, 2010. Diluted earnings per share for the same period a year earlier was $.07. The provision for loan losses was increased $271 thousand during the six months ended June 30, 2010, representing an increase of $141 thousand over the same period for the previous year. The provision for loan losses was decreased $109 thousand during the three months ended June 30, 2010, representing a decrease of $199 thousand over the same period for the previous year. In addition, for the six months ended June 30, 2010, interest expense decreased $334 thousand, non-interest income increased $82 thousand and salaries and employee benefits decreased $169 thousand. During the three months ended June 30, 2010, interest expense decreased $169 thousand, non-interest income increased $61 thousand and salaries and employee benefits decreased $66 thousand.

Total interest income for the six months ended June 30, 2010 increased $66 thousand to $5.4 million, an increase of 1.2% over the same prior year period. This resulted primarily from increased income on loans and fees on loans and investment securities. Total interest income for the three months ended June 30, 2010 increased $43 thousand to $2.7 million, an increase of 1.6% over the same prior year period. This resulted primarily from increased income on loans and fees on loans. Noninterest income for the six months period ended June 30, 2010, increased 26.2% to $395 thousand versus the same time period for the prior year. The increase was due primarily to gains realized on the sale of securities. Total interest expense for the six months period ended June 30, 2010, decreased $334 thousand to $2.2 million continuing the decline of rates paid on interest-bearing deposits accounts even though total deposits increased. Total interest expense for the three months period ended June 30, 2010, decreased $169 thousand to $1.1 million. Noninterest expense decreased $154 thousand to $2.7 million for the six months ended June 30, 2010 as compared to the same period in 2009. Noninterest expense decreased $75 thousand to $1.4 million for the three months ended June 30, 2010. Reduced salaries and employee benefits accounted for the decrease in noninterest expense.

Due to increased earnings for the six months period ended June 30, 2010, an income tax expense of $34 thousand was incurred versus an income tax benefit of $144 thousand for the same period in the previous year. During the three months period ended June 30, 2010, an income tax expense of $106 thousand was incurred versus an income tax benefit of $84 thousand for the same period in the previous year.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first six months of 2010 the provision for loan losses was $271 thousand as compared to $130 thousand provision for the same period in 2009. The provision was increased to offset $24 thousand in write-downs incurred during the first six months of 2010, $187 thousand for increased impaired loans and $60 thousand in the general reserve due to continued economic uncertainty. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2010 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $2.9 million at June 30, 2010. The allowance for loan losses to period end loans was 1.96% at June 30, 2010 compared to 1.78% and 1.18% at December 31, 2009 and June 30, 2009, respectively. The Company recovered balances previously charged off on loans in the amount of $5 thousand during the first six months of 2010. This compares with recoveries for the six months ended June 30, 2009 of $8 thousand. The Company charged-off loans in the amount of $24 thousand during the first six months of 2010 as compared to $85 thousand in charge-offs for the same six months of 2009.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $7.0 million as of June 30, 2010 compared to $5.9 million as of December 31, 2009. The increase in nonperforming assets occurred in the nonaccrual category as the current economic climate persists, creating cash flow issues for certain loan customers. Management is taking aggressive actions to mitigate any material losses related to nonperforming assets. As of June 30, 2010 the Company’s impaired loans with a valuation allowance amounted to $6.5 million, an increase of $900 thousand from December 31, 2009. The valuation allowance related to the impaired loans was $1.3 million at June 30, 2010 and $1.2 million at December 31, 2009.

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

The Company’s Tier I capital position was $31.5 million at June 30, 2010, or 19.60% of risk-weighted assets. Total risk-based capital was $33.5 million or 20.86% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at June 30, 2010.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2010, the Company’s leverage capital ratio was 13.03%.

During the first six months of 2010 Cardinal Bankshares has seen growth in deposits, a small decrease in loans and an increase in the provision for loan losses, while maintaining its history of being well capitalized and maintaining strong liquidity far exceeding minimum standards and equal or greater than its peers.

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

Date: August 11, 2010