Form 10-Q/A
period 2010-03-31
CARDINAL BANKSHARES CORP
filed 2010-08-17
CIK 1022759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of August 16, 2010 was 1,535,733.

Explanatory Note

Cardinal Bankshares Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 that was originally filed with Securities and Exchange Commission on May 13, 2010 (the “Original Filing”.) We are filing this Amendment No. 1 to reflect the restatement of financial statements during the first quarter of 2010 for the final settlement of the credit card portfolio. Based on our review, we have revised, as appropriate, the consolidated financial statements and notes to the consolidated financial statements as of and for the three months ended March 31, 2010. We have also revised the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. These revisions are included in this Amendment No. 1.

The revised consolidated financial statements reflect a decrease in the sale of the credit card portfolio of $253 thousand due to an overpayment made by the purchasing company. The decrease resulted in a reduction to net income of $167 thousand, net of tax effect, to $120 thousand for the quarter ended March 31, 2010.

This Amendment No. 1 on Form 10-Q/A amends:

Part I. Financial Information

Item 1. Financial Statements (Unaudited and restated)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Amendment No. 1 includes the Original Filing in its entirety and we are only amending those portions affected by the revisions described above. The only exhibits included with this Amendment No. 1 are Exhibits 31.1, 31.2, and 32.1, related to the certifications by the principal executive officer and the principal financial officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

March 31, 2010

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(UnAudited) March 31, 2010 (Restated)	(Audited) December 31, 2009
Assets
Cash and due from banks	$3,369	$3,498
Interest-bearing deposits	1,384	184
Federal funds sold	23,250	22,175
Investment securities available for sale, at fair value	37,860	36,684
Investment securities held to maturity	14,289	15,864
(fair value March 31, 2010 $14,417 - December 31, 2009 $16,069)
Restricted equity securities	575	575

Total loans	150,684	150,081
Allowance for loan losses	(3,029)	(2,670)

Net loans	147,655	147,411

Bank premises and equipment, net	3,735	3,792
Accrued interest receivable	1,039	1,031
Foreclosed assets	259	261
Bank owned life insurance	5,153	5,115
Other assets	2,647	2,820

Total assets	$241,215	$239,410

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$29,215	$27,294
Interest-bearing deposits	180,415	180,907

Total deposits	209,630	208,201

Accrued interest payable	166	143
Other liabilities	358	358

Total liabilities	210,154	208,702

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	12,836	12,716
Accumulated other comprehensive loss, net	(57)	(290)

Total stockholders’ equity	31,061	30,708

Total liabilities and stockholders’ equity	$241,215	$239,410

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2010 (Restated)	2009
Interest income
Loans and fees on loans	$2,168	$2,144
Federal funds sold and securities purchased under agreements to resell	11	10
Investment securities:
Taxable	359	344
Exempt from federal income tax	185	200
Deposits with banks	—	1

Total interest income	2,723	2,699

Interest expense
Deposits	1,133	1,298

Total interest expense	1,133	1,298

Net interest income	1,590	1,401
Provision for loan losses	380	40

Net interest income after provision for loan losses	1,210	1,361

Noninterest income
Service charges on deposit accounts	48	43
Other service charges and fees	24	26
Sale of credit card portfolio	15	—
Net Realized gains on sales of securities	4	—
Other operating income	65	66

Total noninterest income	156	135

Noninterest expense
Salaries and employee benefits	730	833
Occupancy and equipment	169	147
Foreclosed Assets, Net	2	3
Other operating expense	417	413

Total noninterest expense	1,318	1,396

Income before income taxes	48	100
Income tax expense (benefit)	(72)	(60)

Net Income	$120	$160

Basic earnings per share	$0.08	$0.10

Diluted earnings per share	$0.08	$0.10

Dividends declared per share	$—	$—

Weighted average basic shares outstanding	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Three Months Ended March 31,	2010 (Restated)	2009
Cash flows from operating activities
Net income	$120	$160
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	56	76
Accretion of discounts on securities, net of amortization of premiums	56	1
Provision for loan losses	380	40
Deferred income taxes	(519)	—
Net realized gains on securities	(4)	—
Deferred compensation and pension expense (benefit)	—	74
Changes in operating assets and liabilities:
Accrued income	(8)	22
Other Assets	534	(835)
Accrued interest payable	23	82
Other liabilities	—	48

Net cash provided by (used) operating activities	638	(332)

Cash flows from investing activities
Net increase in interest-bearing deposits in banks	(1,200)	(381)
Net increase in federal funds sold	(1,075)	(15,075)
Purchase of investment securities:
Available for Sale	(2,871)	(2,653)
Held to Maturity	(326)	(599)
Purchase of restricted equity securities	—	(20)
Proceeds from maturity and redemption of investment securities:
Available for Sale	1,994	2,685
Held to Maturity	1,903	457
Net (increase) decrease in loans	(624)	3,687
Net (purchases) dispositions of bank premises and equipment	1	(31)
Proceeds from sale of foreclosed assets	2	—

Net cash (used) provided by investing activities	(2,196)	(11,930)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,921	626
Net increase (decrease) in interest-bearing deposits	(492)	11,398

Net cash provided by financing activities	1,429	12,024

Net decrease in cash and cash equivalents	(129)	(238)
Cash and cash equivalents, beginning	3,498	3,299

Cash and cash equivalents, ending	$3,369	$3,061

Supplemental disclosures of cash flow information
Interest paid	$1,110	$1,216
Income taxes paid	$174	$4

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$123

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

Restatement – 2010 1st Quarter 10-Q

The financial information included in this Form 10-Q referring to the three months ended March 31, 2010 has been restated for the effects of the final settlement of the credit card portfolio and the related income tax expense, income tax payable, and the effect on basic and diluted earnings per common share.

The effects of the restatement are as follows:

Three Months Ended March 31, 2010
(In thousands, except share data)
Decrease in sale of credit card portfolio	$(253)
Decrease in income tax expense	$(86)
Decrease in income tax payable	$(86)
Decrease in equity	$(167)
Decrease in basic earnings per common share	$(0.11)
Decrease in diluted earnings per common share	$(0.11)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

Note 5. Fair Value (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

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

(In Thousands) March 31, 2010	Total	Level 1	Level 2	Level 3
Commerical	$82	$—	$82	$—
Real Estate
Construction and land development	5,393	—	5,393	—
Residential, 1-4 families	219	—	219	—
Nonfarm, nonresidential	742	—	742	—

Impaired Loans	$6,436	—	$6,436	$—
Foreclosed assets	259	—	259	—

Total assets at fair value	$6,695	$—	$6,695	$—

(In Thousands) December 31, 2009	Total	Level 1	Level 2	Level 3
Commerical	$96	$—	$96	$—
Real Estate
Construction and land development	3,572	—	3,572	—
Residential, 1-4 families	213	—	213	—
Nonfarm, nonresidential	772	—	772	—

Impaired Loans	$4,653	—	$4,653	$—
Foreclosed assets	261	—	261	—

Total assets at fair value	$4,914	$—	$4,914	$—

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

Gross realized gains and losses for the three-month period ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
(In thousands)
Realized gains, available for sale securities	$—	$—
Realized gains, held to maturity securities	4	—

	$4	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

Note 6. Securities (continued)

The scheduled maturities of debt securities available for sale and held to maturity at March 31, 2010 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$296	$303	$855	$857
Due after one year through five years	940	892	4,309	4,502
Due after five years through ten years	6,654	6,604	4,734	4,847
Due after ten years	30,057	30,061	4,391	4,211

	$37,947	$37,860	$14,289	$14,417

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), CONTINUED

Note 6. Securities (continued)

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

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features will not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

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

Stockholders’ equity was $31.1 million as of March 31, 2010 compared to $30.7 million as of December 31, 2009. Net income of $120 thousand for the period combined with a decrease in accumulated other comprehensive loss of $233 thousand accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2010 was $120 thousand, a decrease of 25.0% compared to $160 thousand for the three months ended March 31, 2009. Diluted earnings per share decreased 20.0% to $.08 for the three months ended March 31, 2010. Diluted earnings per share for the same period a year earlier was $.10. The provision for loan losses was increased $380 thousand during the three months ended March 31, 2010, representing an increase of $340 thousand over the same period for the previous year.

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

Due to decreased earnings for the three months period ended March 31, 2010, an income tax benefit of $72 thousand was incurred compared to an income tax benefit of $60 thousand for the same period in the previous year.

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

The Company’s Tier I capital position was $31.1 million at March 31, 2010, or 18.85% of risk-weighted assets. Total risk-based capital was $33.2 million or 20.11% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at March 31, 2010.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2010, the Company’s leverage capital ratio was 12.95%.

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

Date: August 16, 2010