Form 10-Q
period 2010-09-30
CARDINAL BANKSHARES CORP
filed 2010-11-12
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer’s Common Stock, $9 par value as of November 10, 2010 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

September 30, 2010

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

	(UnAudited)	(Audited)
	September 30,	December 31,
(In thousands, except share data)	2010	2009
Assets
Cash and due from banks	$3,582	$3,498
Interest-bearing deposits	9,488	184
Federal funds sold	20,200	22,175
Investment securities available for sale, at fair value	39,706	36,684
Investment securities held to maturity (fair value September 30, 2010 $14,975 - December 31, 2009 $16,069)	14,408	15,864
Restricted equity securities	575	575

Total loans	151,017	150,081
Allowance for loan losses	(2,772)	(2,670)

Net loans	148,245	147,411

Bank premises and equipment, net	3,904	3,792
Accrued interest receivable	879	1,031
Foreclosed assets	509	261
Bank owned life insurance	5,238	5,115
Other assets	2,442	2,820

Total assets	$249,176	$239,410

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$28,791	$27,294
Interest-bearing deposits	188,003	180,907

Total deposits	216,794	208,201

Accrued interest payable	151	143
Other liabilities	287	358

Total liabilities	217,232	208,702

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	13,422	12,716
Accumulated other comprehensive gain (loss), net	240	(290)

Total stockholders’ equity	31,944	30,708

Total liabilities and stockholders’ equity	$249,176	$239,410

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2010	2009	2010	2009
Interest income
Loans and fees on loans	$2,217	$2,306	$6,611	$6,644
Federal funds sold and securities purchased under agreements to resell	11	13	33	37
Investment securities:
Taxable	321	263	971	880
Exempt from federal income tax	177	187	550	579
Deposits with banks	2	—	3	2

Total interest income	2,728	2,769	8,168	8,142

Interest expense
Deposits	1,109	1,251	3,352	3,827

Total interest expense	1,109	1,251	3,352	3,827

Net interest income	1,619	1,518	4,816	4,315
Provision for loan losses	90	446	361	576

Net interest income after provision for loan losses	1,529	1,072	4,455	3,739

Noninterest income
Service charges on deposit accounts	48	48	145	134
Other service charges and fees	27	29	97	85
Net Realized gains on sales of securities	—	27	98	50
Other operating income	67	84	198	232

Total noninterest income	142	188	538	501

Noninterest expense
Salaries and employee benefits	836	892	2,378	2,602
Occupancy and equipment	186	171	517	495
Foreclosed Assets, Net	48	—	51	—
Other operating expense	361	323	1,182	1,139

Total noninterest expense	1,431	1,386	4,128	4,236

Income before income taxes	240	(126)	865	4
Income tax expense (benefit)	2	(132)	36	(276)

Net Income	$238	$6	$829	$280

Basic earnings per share	$0.16	$—	$0.54	$0.18

Diluted earnings per share	$0.16	$—	$0.54	$0.18

Dividends declared per share	$—	$—	$0.08	$0.08

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Nine Months Ended September 30,	2010	2009
Cash flows from operating activities
Net income	$829	$280
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	191	219
Accretion of discounts on securities, net of amortization of premiums	290	54
Provision for loan losses	361	576
Net realized (gains) losses on investment securities	(98)	(50)
Net realized (gains) losses on sale of foreclosed assets	69	(5)
Deferred compensation and pension expense	—	—
Changes in operating assets and liabilities:
Accrued income	152	187
Other assets	(16)	(417)
Accrued interest payable	8	(37)
Other liabilities	(71)	(204)

Net cash provided by operating activities	1,715	603

Cash flows from investing activities
Net decrease in interest-bearing deposits in banks	(9,304)	(257)
Net (increase) decrease in federal funds sold	1,975	(7,300)
Purchases of available for sale securities	(15,683)	(12,584)
Sales of available for sale securities	983	1,988
Maturities, calls and paydowns of available for sale securities	12,293	11,698
Purchases of held to maturity securities	(1,306)	(1,209)
Maturities, calls and paydowns of held to maturity securities	2,756	2,411
Call (purchase) of restricted equity securities	—	(41)
Proceeds from the sale of foreclosed properties	120	146
Net increase in loans	(1,632)	(7,087)
Net purchases of bank premises and equipment	(303)	(66)

Net cash used by investing activities	(10,101)	(12,301)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	1,497	(266)
Net increase in interest-bearing deposits	7,096	12,294
Dividends Paid	(123)	(123)

Net cash provided by financing activities	8,470	11,905

Net increase (decrease) in cash and cash equivalents	84	207
Cash and cash equivalents, beginning	3,498	3,299

Cash and cash equivalents, ending	$3,582	$3,506

Supplemental disclosures of cash flow information
Interest paid	$3,344	$3,864

Income taxes paid	$251	$14

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$437	$123

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

Note 2. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Nine months ended September 30, (In thousands)	2010	2009

Balance, at January 1	$2,670	$1,659
Provision charged to expense	361	576
Recoveries of amounts previously charged off	8	10
Loans charged off	(267)	(85)

Balance, at September 30,	$2,772	$2,160

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

(In thousands)	2010	2009

Commitments to extend credit	$9,875	$22,783
Standby letters of credit	629	924

Total	$10,504	$23,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Three months ended September 30, (In thousands)	2009

Service cost	$45,145
Interest cost	52,772
Expected return on plan assets	(37,197)
Amortization of net obligation at transition	(757)
Amortization of prior service cost	1,495
Recognized net actuarial loss	11,250

Net periodic benefit cost	$72,708

Nine months ended September 30, (In thousands)	2009

Service cost	$135,435
Interest cost	158,316
Expected return on plan assets	(111,591)
Amortization of net obligation at transition	(2,271)
Amortization of prior service cost	4,485
Recognized net actuarial loss	33,750

Net periodic benefit cost	$218,124

As of September 30, 2010, the required employer contribution for the year of $127,452 has been made.

Note 5. Fair Value

The estimated fair values of the Company’s financial instruments are as follows:

(In thousands)	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and due from banks	$3,582	$3,582	$3,498	$3,498
Interest-bearing deposits with banks	9,488	9,488	184	184
Federal funds sold	20,200	20,200	22,175	22,175
Securities, available for sale	39,706	39,706	36,684	36,684
Securities, held to maturity	14,408	14,975	15,864	16,069
Restricted equity securities	575	575	575	575
Total loans	151,017	154,207	150,081	150,647
Accrued interest receivable	879	879	1,031	1,031

Financial liabilities
Deposits	216,794	218,286	208,201	210,364
Accrued interest payable	151	151	143	143
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
September 30, 2010	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$2,917	$—	$2,917	$—
State and municipal securities	3,173	—	3,173	—
Mortgage-backed securities	29,772	—	29,772	—
Other securities	3,844	—	3,844	—

Investment securities available for sale	$39,706	$—	$39,706	$—

Total assets at fair value	$39,706	$—	$39,706	$—

(In Thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$4,875	$2,993	$1,882	$—
State and municipal securities	2,697	—	2,697	—
Mortgage-backed securities	25,646	1,047	24,599	—
Other securities	3,466	—	3,466	—

Investment securities available for sale	$36,684	$4,040	$32,644	$—

Total assets at fair value	$36,684	$4,040	$32,644	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

(In Thousands)
September 30, 2010	Total	Level 1	Level 2	Level 3

Commerical	$140	$—	$140	$—
Real Estate
Construction and land development	3,676	—	3,676	—
Residential, 1-4 families	129	—	129	—
Nonfarm, nonresidential	655	—	655	—

Impaired Loans	$4,600	—	$4,600	$—
Foreclosed assets	509	—	509	—

Total assets at fair value	$5,109	$—	$5,109	$—

(In Thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3

Commerical	$96	$—	$96	$—
Real Estate
Construction and land development	3,572	—	3,572	—
Residential, 1-4 families	213	—	213	—
Nonfarm, nonresidential	772	—	772	—

Impaired Loans	$4,653	—	$4,653	$—
Foreclosed assets	261	—	261	—

Total assets at fair value	$4,914	$—	$4,914	$—

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values follow:

September 30, 2010 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Government sponsored enterprises	$2,860	$57	$—	$2,917
State and municipal securities	2,993	180	—	3,173
Mortgage-backed securities	29,427	471	(126)	29,772
Other securities	4,062	10	(228)	3,844

	$39,342	$718	$(354)	$39,706

Held to maturity
State and municipal securities	$14,381	$580	$(13)	$14,948
Mortgage-backed securities	27	—	—	27

	$14,408	$580	$(13)	$14,975

December 31, 2009 (In thousands)

Available for sale
Government sponsored enterprises	$4,908	$2	$(35)	$4,875
State and municipal securities	2,661	55	(19)	2,697
Mortgage-backed securities	25,500	281	(135)	25,646
Other securities	4,056	—	(590)	3,466

	$37,125	$338	$(779)	$36,684

Held to maturity
State and municipal securities	$15,834	$364	$(159)	$16,039
Mortgage-backed securities	30	—	—	30

	$15,864	$364	$(159)	$16,069

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

Investment securities with amortized cost of approximately $7.1 million and $8.4 million at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

(In thousands)
Realized gains, available for sale securities	$—	$27	$94	$48
Realized gains, held to maturity securities	—	—	4	2

	$94	$27	$98	$50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities (continued)

The scheduled maturities of debt securities available for sale and held to maturity at September 30, 2010 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$302	$307	$625 $	633
Due after one year through five years	925	867	5,727	5,970
Due after five years through ten years	3,301	3,335	3,670	3,849
Due after ten years	34,814	35,197	4,386	4,523

	$39,342	$39,706	$14,408	$14,975

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 respectively.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010 (In thousands)	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises	$—	$—	$—	$—	$—	$—
State and municipal securities	—	—	425	(13)	425	(13)
Mortgage- backed securities	8,042	(124)	715	(2)	8,757	(126)
Other Securities	512	(1)	1,784	(227)	2,296	(228)

Total temporarily impaired securities	$8,554	$(125)	$2,924	$(242)	$11,478	$(367)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009 (In thousands)	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises	$4,232	$(35)	$—	$—	$4,232	$(35)
State and municipal securities	3,291	(94)	726	(84)	4,017	(178)
Mortgage- backed securities	5,544	(77)	1,393	(58)	6,937	(135)
Other Securities	295	—	2,670	(590)	2,965	(590)

Total temporarily impaired securities	$13,362	$(206)	$4,789	$(732)	$18,151	$(938)

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At September 30, 2010 the Company had 1 state and municipal securities with an aggregate unrealized loss of approximately $13 thousand, 20 mortgaged-backed securities with an aggregate unrealized loss of approximately $126 thousand and 6 other securities with an aggregate unrealized loss of approximately $228 thousand. Management does not believe that gross unrealized losses, which totals 3.10% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

At December 31, 2009, the Company had 5 government-sponsored securities with an aggregate unrealized loss of approximately $35 thousand, 11 state and municipal securities with an aggregate unrealized loss of approximately $178 thousand, 12 mortgaged-backed securities with an aggregate unrealized loss of approximately $135 thousand and 8 other securities with an aggregate unrealized loss of approximately $590 thousand. Management does not believe that gross unrealized losses, which totals 4.91% of the amortized costs of the related investment securities, represent an other-than-temporary impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and or disclosure of financial information by the Company.

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Loss. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this Update apply to all entities, both public and nonpublic. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At September 30, 2010, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of September 30, 2010 were $249.2 million, an increase of 4.1% or $9.8 million from year-end 2009. Total loans increased .6% or $936 thousand during the first nine-months of this year to $151.0 million.

The investment securities portfolio reflected an increase of 3.0% or $1.6 million during the first nine months of the year. Federal funds sold decreased $2.0 million during the first nine months of the year. Interest-bearing deposits increased $9.3 million over year-end 2009 as a result of increased deposits.

As of September 30, 2010, total deposits were $216.8 million, up approximately 4.1% or $8.6 million compared to year-end 2009. Non-interest-bearing core deposits increased to $28.8 million as compared to $27.3 million at year-end 2009. Interest-bearing deposits increased 3.9% or $7.1 million to $188.0 million. Deposits greater than $100 thousand amounted to $65.8 million at September 30, 2010 as compared to $62.7 million at year-end 2009.

Stockholders’ equity was $31.9 million as of September 30, 2010 compared to $30.7 million as of December 31, 2009. Net income of $829 thousand for the period combined with an increase in accumulated other comprehensive gain of $530 thousand and dividends paid of $123 thousand accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2010 was $829 thousand, an increase of 196.1% compared to $280 thousand for the nine months ended September 30, 2009. Net income for the three months ended September 30, 2010 was $238 thousand, and increase of 3,866.7% compared to $6 thousand for the three months ended September 30, 2009. Diluted earnings per share increased 300.0% to $.54 for the nine months ended September 30, 2010. Diluted earnings per share for the same period a year earlier was $.18. Diluted earnings per share increased $.16 for the three months ended September 30, 2010. Diluted earnings per share for the same period a year earlier was $.00. The provision for loan losses was increased $361 thousand during the nine months ended September 30, 2010, representing a decrease of $215 thousand over the same period for the previous year. The provision for loan losses was $90 thousand during the three months ended September 30, 2010, representing a decrease of $356 thousand over the same period for the previous year. In addition, for the nine months ended September 30, 2010, interest expense decreased $475 thousand, non-interest income increased $37 thousand and salaries and employee benefits decreased $224 thousand. During the three months ended September 30, 2010, interest expense decreased $142 thousand, non-interest income decreased $46 thousand and salaries and employee benefits decreased $56 thousand.

Total interest income for the nine months ended September 30, 2010 increased $26 thousand to $8.2 million, an increase of .3%. This resulted primarily from increased income on taxable investment securities. Total interest income for the three months ended September 30, 2010 decreased $41 thousand to $2.7 million, a decrease of 1.5% over the same prior year period. This resulted primarily from decreased income on loans and fees on loans. Noninterest income for the nine months period ended September 30, 2010, increased 7.4% to $538 thousand versus the same time period for the prior year. The increase was due primarily to gains realized on the sale of securities. Total interest expense for the nine months period ended September 30, 2010, decreased $475 thousand to $3.8 million continuing the decline of rates paid on interest-bearing deposits accounts even though total deposits increased. Total interest expense for the three months period ended September 30, 2010, decreased $142 thousand to $1.1 million. Noninterest expense decreased $108 thousand to $4.1 million for the nine months ended September 30, 2010 as compared to the same period in 2009. Reduced salaries and employee benefits accounted for the decrease in noninterest expense. Noninterest expense increased $45 thousand to $1.4 million for the three months ended September 30, 2010. Increased expense related to foreclosed assets accounted for the increase in noninterest expense. Due to increased earnings for the nine months period ended September 30, 2010, an income tax expense of $36 thousand was incurred versus an income tax benefit of $276 thousand for the same period in the previous year. During the three months period ended September 30, 2010, an income tax expense of $2 thousand was incurred versus an income tax benefit of $132 thousand for the same period in the previous year.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first nine months of 2010 the provision for loan losses was $361 thousand as compared to $576 thousand provision for the same period in 2009. The provision continued to increase due to $267 thousand in write-offs and continued economic uncertainty. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2010 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $2.8 million at September 30, 2010. The allowance for loan losses to period end loans was 1.84% at September 30, 2010 compared to 1.78% and 1.40% at December 31, 2009 and September 30, 2009, respectively. The Company recovered balances previously charged off on loans in the amount of $8 thousand during the first nine months of 2010. This compares with recoveries for the nine months ended September 30, 2009 of $10 thousand. The Company charged-off loans in the amount of $267 thousand during the first nine months of 2010 as compared to $85 thousand in charge-offs for the same nine months of 2009.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $8.3 million as of September 30, 2010 compared to $5.9 million as of December 31, 2009. The increase in nonperforming assets occurred in the nonaccrual category as the current economic climate persists, creating cash flow issues for certain loan customers. Management is taking aggressive actions to mitigate any material losses related to nonperforming assets. As of September 30, 2010 the Company’s impaired loans with a valuation allowance amounted to $5.9 million, an increase of $300 thousand from December 31, 2009. The valuation allowance related to the impaired loans was $1.3 million at September 30, 2010 and $1.2 million at December 31, 2009.

During the third quarter, management identified two loans totaling $4.8 million that required classification as troubled debt restructures. One loan with a balance of $2.3 million is still performing, and the other loan in the amount of $2.5 million is recorded in non-accrual loans.

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

The Company’s Tier I capital position was $31.7 million at September 30, 2010, or 19.35% of risk-weighted assets. Total risk-based capital was $33.8 million or 20.61% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at September 30, 2010.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2010, the Company’s leverage capital ratio was 12.98%.

During the first nine months of 2010 Cardinal Bankshares has seen growth in deposits, a small increase in loans and an increase in the provision for loan losses, while maintaining its history of being well capitalized and maintaining strong liquidity far exceeding minimum standards and equal or greater than its peers.

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

Date: November 10, 2010