Form 10-K
period 2010-12-31
CARDINAL BANKSHARES CORP
filed 2011-03-10
CIK 1022759

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file no. 0-28780

Cardinal Bankshares Corporation

Virginia (State of Incorporation) 54-1804471 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18,350,884 as of March 9, 2011.

1,535,733 shares of the Issuer’s common stock were issued and outstanding as of March 9, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2010 is incorporated by reference into Form 10-K Part II, Items 6, 7 and 8, and Part IV, Item 15. The issuer’s Proxy Statement dated March 25, 2011 is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

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

(2) COMPETITIVE CONDITIONS

The bank business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area and elsewhere. As of December 31, 2010, there were three commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The two competing institutions are not locally owned.

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

The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are also depositors. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $2.7 million. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $33.6 million at December 31, 2010 and approximately $32.5 million at December 31, 2009. In addition, the Company has loan concentrations relating to hotels and motels. Total loans to this group amounted to approximately $14.6 million at December 31, 2010 and approximately $15.0 million at December 31, 2009.

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

(7) EMPLOYEES

The Bank had 29 officers, 38 full-time employees and 2 part-time employees as of December 31, 2010.

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

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A)	The Company’s stock is traded on the OTC Bulletin Board under the symbol CDBK. The following table shows the trading ranges of the Common Stock for the previous five years.

Year	High	Low
2010	$12.50	$7.17
2009	$12.00	$7.17
2008	$19.00	$10.80
2007	$20.15	$18.00
2006	$21.50	$19.10

The approximate number of holders of the Bank’s 1,535,733 Common Stock Securities as of December 31, 2010 is 638.

(C)	Dividends paid for 2010 were $0.16 and 2009 were $0.16 per share owned. The Company’s ability to declare and pay dividends in the future is dependent upon its consolidated net income, fiscal and general business condition. Subject to these considerations, as well as, laws and regulations governing the payment of dividends, the Company may declare dividends at the discretion of the Board of Directors only. The Company currently expects that dividends will continue to be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 of Form 10-K appears in the Company’s 2010 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by Item 7 of Form 10-K appears in the Company’s 2010 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II., Item 7A. of its Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K appears in the Company’s 2010 Annual Report to Stockholders and is incorporated herein by reference.

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

No change in our internal control over financial reporting occurred during our fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K appears in the Company’s Proxy Statement for the 2011 Annual Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s Proxy Statement for the 2011 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s Proxy Statement for the 2011 Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company’s Proxy Statement for the 2011 Annual Meeting and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s Proxy Statement for the 2011 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

2.	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits:

13.1	2010 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)

14	Code of Ethics for Senior Officers to Rule 13a-14(a)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

FINANCIAL STATEMENT SCHEDULES

See Item 15(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ RONALD LEON MOORE	/s/ J. ALAN DICKERSON
Ronald Leon Moore	J. Alan Dickerson
Chairman, President &	Vice President, Cashier &
Chief Executive Officer	Chief Financial Officer
Date: March 9, 2011	Date: March 9, 2011

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD LEON MOORE Ronald Leon Moore	Director, Chairman, President & Chief Executive Officer	March 9, 2011

/s/ JOSEPH HOWARD CONDUFF, JR. Joseph Howard Conduff, Jr.	Director & Chairman of Audit Committee	March 9, 2011

/s/ W. R. GARDNER, JR. W. R. Gardner, Jr.	Vice-Chairman & Director	March 9, 2011

/s/ HENRY A. LOGUE Henry A. Logue	Director	March 9, 2011

/s/ KEVIN D. MITCHELL Kevin D. Mitchell	Director	March 9, 2011

/s/ A. CAROLE PRATT A. Carole Pratt	Director	March 9, 2011

/s/ G. HARRIS WARNER, JR. G. Harris Warner, Jr.	Director	March 9, 2011

INDEX TO EXHIBITS

Exhibit No.	Description

13.1	2010 Annual Report to Stockholders (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)

14	Code of Ethics for Senior Officers to Rule 13a-14(a)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Cardinal Bankshares Corporation and Subsidiaries

2010 Annual Report

Market for the Company’s Common Stock, Related Stockholder Matters, Stock Prices and Dividends

The Company’s common stock is traded on the OTC Bulletin Board under the symbol CDBK. Some Internet sites providing stock quotations may require the use of CDBK.OB to access information about Cardinal’s stock. As of December 31, 2010, the Company had issued and outstanding 1,535,733 shares of common stock which were held by approximately 638 stockholders of record.

Set forth below are the high and low (bid quotations/sales prices), known to the management of the Company, for each quarter in the last three fiscal years.

	2010		2009		2008
	High	Low	High	Low	High	Low
First Quarter	$10.50	$7.17	$12.00	$8.30	$19.00	$18.00
Second Quarter	12.50	9.10	10.01	8.10	18.00	12.95
Third Quarter	9.25	8.20	8.25	7.92	14.25	11.25
Fourth Quarter	9.50	8.20	9.50	7.17	12.55	10.80

Cash dividends paid in 2010, 2009 and 2008 were $246 thousand, $246 thousand, and $937 thousand, respectively.

Cardinal Bankshares Corporation and Subsidiaries

Selected Historical Financial Information

In thousands, except share, per share and shares outstanding data

	2010	2009	2008	2007	2006
Summary of Operations
Interest income	$10,847	$10,984	$12,169	$12,958	$11,913
Interest expense	4,395	5,037	5,687	5,892	4,317

Net interest income	6,452	5,947	6,482	7,066	7,596
Provision for loan losses	661	1,226	94	(19)	208
Noninterest income	683	654	765	975	924
Noninterest expense	5,520	5,089	5,344	5,286	5,038
Income taxes	(15)	(265)	250	517	763

Net income	$969	$551	$1,559	$2,257	$2,511

Per Share Data
Basic earnings per share	$.63	$.36	$1.01	$1.47	$1.63
Diluted earnings per share	.63	.36	1.01	1.47	1.63
Cash dividends declared	0.16	0.16	0.61	0.60	0.58
Book value	20.76	20.00	19.17	19.48	18.49
Year-end Balance Sheet Summary
Assets	$249,068	$239,410	$221,040	$209,261	$207,849
Loans, net	145,843	147,411	146,262	122,783	121,334
Securities	57,917	53,123	45,908	45,838	41,456
Earning assets	234,779	224,988	206,397	194,065	193,811
Deposits	216,985	208,201	189,013	177,649	177,272
Stockholders’ equity	31,887	30,708	29,446	29,913	28,390
Shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733	1,535,733
Average Daily Balance
Assets	$244,898	$230,715	$215,882	$211,809	$193,688
Loans, net	147,312	145,253	134,077	118,755	123,775
Securities	55,135	44,348	46,115	43,681	37,672
Earning assets	231,429	217,357	202,148	197,933	179,695
Deposits	212,765	199,375	183,980	179,973	164,051
Stockholders’ equity	31,686	29,723	30,137	29,314	28,139
Weighted average shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733	1,535,733
Selected Ratios
Return on average assets	.40%	.24%	.72%	1.07%	1.30%
Return on average equity	3.06%	1.85%	5.17%	7.70%	8.92%
Dividends declared as percent of net income	25.4%	44.4%	60.1%	40.82%	35.58%
Net interest margin (tax-equivalent basis)	2.92%	2.99%	3.47%	3.74%	4.41%
Allowance for loan losses as a percentage of total loans	2.06%	1.78%	1.12%	1.34%	1.33%
Average equity to average assets	12.94%	12.88%	13.96%	13.84%	14.53%
Risk-based capital	20.85%	19.94%	19.90%	22.26%	21.71%

Cardinal Bankshares Corporation and Subsidiaries

Independent Auditors’ Opinion

HESS, STEWART & CAMPBELL, PLLC
JOHN G. HESS, CPA RICHARD M. STEWART, CPA ROBERT C. CAMPBELL, CPA TOMI J. WEBER, CPA CHARLES A. COOK, CPA C. MICHAEL BASS, CPA	CERTIFIED PUBLIC ACCOUNTANTS 252 GEORGE STREET BECKLEY, WEST VIRGINIA 25801	940 4TH AVENUE SUITE 250 P.O. BOX 1060 HUNTINGTON, WV 25713 (304) 523-6464 (304) 523-4395 FAX

ANGIE M. HAYNIE, CPA

STEPHEN D. HENSLEY, CPA

CARLA F. LOKANT, CPA

JEFFREY M. MOLLOHAN, CPA

CHARLES “MATT” MORRIS, CPA

TODD A. ROBINSON, CPA

AMANDA J. SERGENT, CPA

DARRELL D. TUCKER, CPA

RANDY H. WILLIAMS, CPA

ELIOTT R. WILSON, CPA

(304) 255 – 1978 Fax (304) 255 – 1971 Email: hsc@hsc-cpa.com Web Site: hsc-cpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cardinal Bankshares Corporation

Floyd, Virginia

We have audited the accompanying consolidated balance sheet of Cardinal Bankshares Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Cardinal Bankshares and subsidiary as of December 31, 2009, were audited by other auditors whose report dated March 10, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Bankshares and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Cardinal Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010 included in Form 10-K and, accordingly, we do not express an opinion thereon.

Beckley, West Virginia
March 9, 2011

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2010	2009
Assets
Cash and due from banks	$2,948	$3,498
Interest-bearing deposits in banks	7,792	184
Federal funds sold	21,550	22,175
Investment securities available for sale, at fair value	42,644	36,684
Investment securities held to maturity (fair value approximates $14,780 and $16,069 at December 31,
2010 and 2009, respectively)	14,698	15,864
Restricted equity securities	575	575
Total loans	148,916	150,081
Allowance for loan losses	(3,073)	(2,670)

Net loans	145,843	147,411

Bank premises and equipment, net	3,846	3,792
Accrued interest receivable	954	1,031
Foreclosed assets	509	261
Bank owned life insurance	5,279	5,115
Other assets	2,430	2,820

Total assets	$249,068	$239,410

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$28,264	$27,294
Interest-bearing deposits	188,721	180,907

Total deposits	216,985	208,201
Accrued interest payable	111	143
Other liabilities	85	358

Total liabilities	217,181	208,702

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $10 par value; 5,000,000 shares authorized; 1,535,733 shares issued and outstanding at December 31, 2010 and 2009	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	13,439	12,716
Accumulated other comprehensive gain (loss)	166	(290)

Total stockholders’ equity	31,887	30,708

Total liabilities and stockholders’ equity	$249,068	$239,410

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

Years ended December 31,
(In thousands, except share and per share data)	2010	2009
Interest and dividend income
Loans and fees on loans	$8,818	$8,995
Federal funds sold	44	49
Investment securities:
Taxable	1,233	1,162
Exempt from federal income tax	726	772
Dividend income	19	4
Deposits with banks	7	2

Total interest income	10,847	10,984

Interest expense
Deposits	4,395	5,037

Total interest expense	4,395	5,037

Net interest income	6,452	5,947
Provision for loan losses	661	1,226

Net interest income after provision for loan losses	5,791	4,721

Noninterest income
Service charges on deposit accounts	194	186
Other service charges and fees	124	113
Net realized gains on sales of securities	98	50
Income on bank owned life insurance	164	164
Other income	103	141

Total noninterest income	683	654

Noninterest expense
Salaries and employee benefits	3,236	2,777
Occupancy and equipment	679	640
Legal and professional	157	256
Bank franchise tax	156	141
Data processing services	241	186
FDIC insurance premiums	368	466
Foreclosed assets, net	51	1
Other operating expense	632	622

Total noninterest expense	5,520	5,089

Income before income taxes	954	286
Income tax expense (benefit)	(15)	(265)

Net income	$969	$551

Basic earnings per share	$.63	$.36

Diluted earnings per share	$.63	$.36

Weighted average basic shares outstanding	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008 $	15,357	$2,925	$12,411	$(1,247)	$29,446
Comprehensive income
Net income	—	—	551	—	551
Net unrealized securities gains arising during the period, net of taxes of $131	—	—	—	254	254
Realized securities gains, net of taxes of $(17)	—	—	—	(34)	(34)
Adjustment for change in pension plans, net of taxes of $379	—	—	—	737	737

Total comprehensive income					1,508
Cash dividends declared
($0.16 per share)	—	—	(246)	—	(246)

Balance, December 31, 2009	15,357	2,925	12,716	(290)	30,708
Comprehensive income
Net income	—	—	969	—	969
Net unrealized securities gains arising during the period, net of taxes of $268	—	—	—	522	522
Realized securities gains, net of taxes of $(32)	—	—	—	(66)	(66)

Total comprehensive income					1,425
Cash dividends declared
($0.16 per share)	—	—	(246)	—	(246)

Balance, December 31, 2010 $	15,357	$2,925	$13,439	$166	$31,887

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, (In thousands)	2010	2009
Cash flows from operating activities
Net income	$969	$551
Adjustments to reconcile net income to net cash (used) provided by operations:
Depreciation and amortization	259	277
Accretion of discount on securities, net of amortization of premiums	416	89
Provision for (recovery of) loan losses	661	1,226
Deferred income taxes benefit (expense)	(292)	(402)
Net realized gains on securities	(98)	(50)
Net realized (gain) loss on sale of foreclosed assets	51	(9)
Deferred compensation and pension expense (benefit)	67	(635)
Changes in assets and liabilities:
Accrued income	77	103
Other assets	237	(979)
Accrued interest payable	(32)	(79)
Other liabilities	(273)	(250)

Net cash (used) provided by operating activities	2,042	(158)

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in banks	(7,608)	43
Net (increase) decrease in federal funds sold	625	(9,300)
Purchases of available for sale securities	(21,937)	(24,204)
Sales of available for sale securities	983	1,988
Maturities, calls and paydowns of available for sale securities	15,375	14,700
Purchases of held to maturity securities	(2,601)	(2,258)
Maturities, calls and paydowns of held to maturity securities	3,756	2,894
Call (purchase) of restricted equity securities	—	(41)
Net (increase) decrease in loans	470	(2,511)
Net purchases of property and equipment	(313)	(69)
Proceeds from sale of foreclosed assets	120	173

Net cash used by investing activities	(11,130)	(18,585)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	970	319
Net increase (decrease) in interest-bearing deposits	7,814	18,869
Dividends paid	(246)	(246)

Net cash provided by financing activities	8,538	18,942

Net increase (decrease) in cash and cash equivalents	(550)	199
Cash and cash equivalents, beginning	3,498	3,299

Cash and cash equivalents, ending	$2,948	$3,498

Supplemental disclosures of cash flow information
Interest paid	$4,427	$5,116

Income taxes paid	$174	$14

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$437	$136

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Date of Management Review

Management has evaluated subsequent events through the date which the financial statements were available to be issued.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in the application of certain accounting policies that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. As a result of unanticipated events or circumstances, actual results could differ from those estimates.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management is not aware of any material uncertain tax positions and no liability has been recognized at December 31, 2010. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and stock dividends.

Diluted Earnings per Share

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

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current year and have been reflected in the Fair Value footnote. Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

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

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting. The amendments were effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

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

In September 2010 plan accounting for participant loans in defined contribution plans was amended to require participant loans to be classified as notes receivable from participants, which are to be segregated from plan investments. The participant loans are to be measured at their unpaid principal balance plus any accrued but unpaid interest. This guidance should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010. The update has no effect on the Company.

In December 2010 amendments were made to the impairment testing of goodwill and other intangibles. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The guidance is effective for years beginning after December 15, 2010. The update has no effect on the Company. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Restrictions on Cash and Due from Banks

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $900 thousand and $800 thousand for the two-week periods including December 31, 2010 and 2009, respectively.

Note 3. Securities

Debt and equity securities have been classified in the Consolidated Balance Sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2010 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Government sponsored enterprises	$2,853	$30	$17	$2,866
State and municipal securities	2,994	66	11	3,049
Mortgage-backed securities	32,483	454	104	32,833
Other securities	4,063	15	182	3,896

	$42,393	$565	$314	$42,644

Held to maturity
State and municipal securities	$14,672	$279	$198	$14,753
Mortgage-backed securities	26	1	—	27

	$14,698	$280	$198	$14,780

2009 (In thousands)
Available for sale
Government sponsored enterprises	$4,908	$2	$35	$4,875
State and municipal securities	2,661	55	19	2,697
Mortgage-backed securities	25,500	281	135	25,646
Other securities	4,056	—	590	3,466

	$37,125	$338	$779	$36,684

Held to maturity
State and municipal securities	$15,834	$364	$159	$16,039
Mortgage-backed securities	30	—	—	30

	$15,864	$364	$159	$16,069

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

Investment securities with amortized cost of approximately $7.1 million and $8.4 million at December 31, 2010 and 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains for the years ended December 31 are as follows. There were no realized losses in either period.

(In thousands)	2010	2009
Realized gains, available for sale securities	$94	$48
Realized gains, held to maturity securities	4	2

	$98	$50

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Securities, continued

The scheduled maturities of debt securities available for sale and held to maturity at December 31, 2010 were as follows:

(In thousands)	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$301	$302	$1,125	$1,143
Due after one year through five years	921	886	4,843	5,015
Due after five years through ten years	3,200	3,156	3,906	3,950
Due after ten years	37,971	38,300	4,824	4,672

	$42,393	$42,644	$14,698	$14,780

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following table shows the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010 (In thousands)
Government sponsored enterprises	$982	$17	$—	$—	$982	$17
State and municipal securities	5,559	158	387	51	5,946	209
Mortgage- backed securities	12,054	100	668	4	12,722	104
Other Securities	1,016	8	1,327	174	2,343	182

Total temporarily impaired securities	$19,611	$283	$2,382	$229	$21,993	$512

December 31, 2009 (In thousands)
Government sponsored enterprises	$4,232	$35	$—	$—	$4,232	$35
State and municipal securities	3,291	94	726	84	4,017	178
Mortgage- backed securities	5,544	77	1,393	58	6,937	135
Other Securities	295	—	2,670	590	2,965	590

Total temporarily impaired securities	$13,362	$206	$4,789	$732	$18,151	$938

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At December 31, 2010, the Company had one government-sponsored security with an aggregate unrealized loss of approximately $17 thousand, 21 state and municipal securities with an aggregate unrealized loss of approximately $209 thousand, 24 mortgaged-backed securities with an aggregate unrealized loss of approximately $104 thousand and six other securities with an aggregate unrealized loss of approximated $182 thousand. Management does not believe that gross unrealized losses, which totals 2.3% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the Consolidated Balance Sheets are summarized below:

December 31, (In thousands)	2010	2009
Commercial	$7,230	$7,675
Real estate
Construction and land development	13,110	17,441
Residential, 1-4 families	29,961	30,039
Residential, 5 or more families	4,277	3,047
Farmland	1,274	1,264
Nonfarm, nonresidential	85,049	80,708
Agricultural	72	148
Consumer	2,923	3,117
Other	5,388	6,992

Gross loans	149,284	150,431
Unearned discount and net deferred loan fees and costs	(368)	(350)

Total loans	148,916	150,081
Allowance for loan losses	(3,073)	(2,670)

Net loans	$145,843	$147,411

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

Year ended December 31, (In thousands)	2010	2009
Balance at beginning of year	$2,670	$1,659
Provision charged to expense	661	1,226

	3,331	2,885
Loans charged off:
Commercial, financial and agricultural	261	157
Real estate – residential mortgage	—	67
Real estate – construction	—	—
Consumer	5	3

Total charge-offs	266	227

Recoveries of loans previously charged off:
Commercial, financial and agricultural	8	9
Real estate – residential mortgage	—	—
Real estate – construction	—	—
Consumer	—	3

Total recoveries	8	12

Net (recoveries) charge – offs	258	215

Balance at end of year	$3,073	$2,670

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

	2010		2009
December 31, (In thousands)	Amount	%	Amount	%
Balance at end of period applicable to:
Commercial, financial and agricultural	$762	62.7	$623	59.7
Real estate, construction	1,566	8.8	150	11.6
Real estate, residential mortgage	661	22.9	1,762	22.0
Consumer and other loans	84	5.6	135	6.7

Total	$3,073	100.0	$2,670	100.0

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

(In thousands)	2010	2009
Impaired loans without a valuation allowance	$4,291	$2,962
Impaired loans with a valuation allowance	5,716	5,624

Total impaired loans	$10,007	$8,586

Valuation allowance related to impaired loans	$1,399	$1,157

Total nonaccrual loans	$7,471	$5,302

Total loans past-due ninety days or more and still accruing	$—	$382

	2010	2009
Average investment in impaired loans	$9,297	$8,586

Interest income recognized for the year	$214	$286

Interest income recognized on a cash basis for the year	$293	$300

The Company is generally not committed to advance additional funds in connection with impaired loans.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Bank Premises and Equipment

Bank premises and equipment included in the Consolidated Balance Sheets are as follows:

December 31, (In thousands)	2010	2009
Land	$929	$929
Bank premises	4,421	4,462
Furniture and equipment	894	540

Total	6,244	5,931
Less accumulated depreciation	(2,398)	(2,139)

Bank premises and equipment, net	$3,846	$3,792

The Bank has entered into long-term leases for two of its branch banking facilities under agreements accounted for as operating leases. These leases were renewed in 2009, with the Salem lease expiring in 2014 and the Willis lease expiring in 2012. The Bank also entered into a long-term lease for land for one of its branches. The lease has an initial term of ten years, with automatic renewal in ten year increments terminating in 2046. Rental expense was $81 thousand and $79 thousand for 2010 and 2009, respectively. Future minimum lease payments are as follows:

(In thousands)
2011	81
2012	79
2013	79
2014	58
2015	28
Years thereafter	19

Total	$344

Note 7. Deposits

The composition of deposits is as follows:

December 31, (In thousands)	2010	2009
Demand deposits, noninterest bearing	$28,264	$27,294
NOW and money market accounts	34,624	25,112
Savings deposits	24,972	19,497
Time certificates $100,000 or more	60,933	62,724
Other time certificates	68,192	73,574

Total deposits	$216,985	$208,201

At December 31, 2010, the scheduled maturities of time deposits are as follows:

(In thousands)
2011	71,638
2012	21,992
2013	8,292
2014	6,581
2015	20,622

Total	$129,125

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Borrowings

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $2.0 million and a secured line of credit with the Federal Home Loan Bank of Atlanta of approximately $28.8 million. Additional amounts are available from the Federal Home Loan Bank with additional collateral. At December 31, 2010 and 2009, there were no amounts outstanding under these agreements.

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

The benefits are primarily based on years of service and earnings. The following is a summary of the plan’s funded status:

December 31, (In thousands)	2009
Change in benefit obligation
Benefit obligation at beginning of year	$3,580
Service cost	135
Interest cost	159
Actuarial (gain) loss	36
Benefits paid	(127)
Plan Termination	(3,783)

Benefit obligation at end of year	$—

Change in plan assets
Fair value of plan assets at beginning of year	$1,797
Actual return on plan assets	378
Employer contribution	305
Benefits paid	(127)
Plan Termination	(2,353)

Fair value of plan assets at end of year	$—

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$(667)
Contributions	305
Pension cost	—
Plan Termination	362

Prepaid (accrued) benefit cost, ending	$—

Employer contributions during the year ended 2010 were $380 thousand. The Pentegra Defined Benefit Plan has a plan year ending June 30, therefore, due to the Bank entering the plan on October 1, 2009, a payment of $127 thousand was made in 2010 for the plan year ending June 30, 2010 and a payment of $253 thousand for the plan year ending June 30, 2011 was made in December 2010, creating a prepaid amount of $126 thousand for the year ending December 31, 2010, which will be expensed by June 2011. The Company expects contributions for 2011 to be approximately $244 thousand.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Deferred Compensation and Life Insurance

Deferred compensation plans have been adopted for certain members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $2 thousand to $8 thousand are payable for ten years certain, generally beginning at age 65. The liability accrued for compensation deferred under the plan amounts to $22 thousand and $36 thousand at December 31, 2010 and 2009, respectively.

Charges to income are based on present value of future cash payments, discounted at 8%, and amounted to $2 thousand and $3 thousand for 2010 and 2009, respectively.

The Bank is owner and beneficiary of life insurance policies on these directors. Policy cash values, net of policy loans, totaled $74 thousand and $68 thousand at December 31, 2010 and 2009 respectively.

In 2002, the Bank adopted a supplemental executive retirement plan to provide benefits for a member of management. Under plan provisions, aggregate fixed payments of $45 thousand are payable for 20 years certain, beginning on the executive’s retirement date. The liability is calculated by discounting the anticipated future cash flows at 6.10%. The liability accrued for this obligation was $468 thousand at December 31, 2010 and 2009, respectively. Charges to income are based on changes in the cash value of insurance which funds the liability.

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Fair Value of Financial Instruments, continued

The estimated fair values of the Company’s financial instruments are as follows:

	2010		2009
December 31, (In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$2,948	$2,948	$3,498	$3,498
Interest-bearing deposits with banks	7,792	7,792	184	184
Federal funds sold	21,550	21,550	22,175	22,175
Securities, available for sale	42,644	42,644	36,684	36,684
Securities, held to maturity	14,698	14,780	15,864	16,069
Restricted equity securities	575	575	575	575
Total loans	148,916	151,187	150,081	150,647
Accrued interest receivable	954	954	1,031	1,031
Financial liabilities
Deposits	216,985	218,256	208,201	210,364
Accrued interest payable	111	111	143	143
Off-balance sheet assets (liabilities)
Commitments to extend credit and stand by letters of credit	—	10,097	—	22,853

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

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Fair Value of Financial Instruments, continued

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The tables below present the recorded amount of assets measured at fair value on a recurring basis.

(In Thousands) December 31, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$3,724	$—	$3,724	—
State and municipal securities	3,049	—	3,049	—
Mortgage-backed securities	32,823	1,040	31,783	—
Other securities	3,048	—	3,048	—

Total assets at fair value	$42,644	$1,040	$41,604	—

(In Thousands) December 31, 2009	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$5,556	$2,993	$2,563	—
State and municipal securities	2,697	—	2,697	—
Mortgage-backed securities	25,643	1,047	24,596	—
Other securities	2,788	—	2,788	—

Total assets at fair value	$36,684	$4,040	$32,644	—

There were no liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009.

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

(In Thousands) December 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans	$4,317	—	$4,317	—
Foreclosed assets	509	—	509	—

Total assets at fair value	$4,826	—	$4,826	—

(In Thousands) December 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$4,653	—	$4,653	—
Foreclosed assets	261	—	261	—

Total assets at fair value	$4,914	—	$4,914	—

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2010 and 2009.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Income Taxes

The components of income tax expense (benefit) are as follows:

Years ended December 31, (In thousands)	2010	2009
Current taxes – federal	$277	$137
Deferred taxes – federal	(292)	(402)

Income tax expense (benefit)	$(15)	$(265)

A reconciliation of the expected income tax expense computed by applying the federal statutory rate of 34% to income included in the consolidated statements of income follows:

Years ended December 31, (In thousands)	2010	2009
Expected tax expense	$324	$97
Tax exempt interest	(307)	(357)
Income on bank owned life insurance	(56)	(56)
Other	24	51

Income tax expense (benefit)	$(15)	$(265)

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and does not believe it has any liability related to uncertain tax positions. The Company’s policy is to classify any interest or penalties recognized as interest expense or noninterest expense, respectively. The year ended December 31, 2009 remains open for audit for all major jurisdictions.

The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31, (In thousands)	2010	2009
Deferred tax assets
Allowance for loan and other real estate losses	$992	$863
Interest on non-accrual loans	218	89
Deferred loan interest, fees	125	119
Employee benefit liabilities	245	293
Alternative minimum tax carryforward	301	154
Net unrealized losses on securities available for sale	—	150

Total deferred tax assets	1,881	1,668

Deferred tax liabilities
Prepaid expenses	(48)	(57)
Depreciation	(113)	(40)
Accretion of discount on investment securities	(52)	(46)
Net unrealized gains on securities available for sale	(85)	—

Total deferred tax liabilities	(298)	(143)

Net deferred tax asset	$1,583	$1,525

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Income Taxes, continued

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of asset and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-back and carry-forward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year of prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2010 and 2009. It is management’s belief that realization of the deferred tax asset is more likely than not.

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

December 31, (In thousands)	2010	2009
Commitments to extend credit	$9,594	$21,875
Standby letters of credit	503	978

	$10,097	$22,853

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

Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Floyd, Carroll, Montgomery, Roanoke and Pulaski Counties and the Cities of Roanoke, Salem and Fairlawn, Virginia. A significant amount of the real estate loans set forth in the Loans Receivable note are secured by commercial real estate. The Company has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $33.6 million at December 31, 2010 and approximately $32.5 million at December 31, 2009. In addition, the Company has loan concentrations relating to hotels and motels. Total loans to this group amounted to approximately $14.6 million at December 31, 2010 and approximately $15.0 million at December 31, 2009.

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2.2 million at December 31, 2010. There were no intercompany loans at December 31, 2010 and 2009, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Regulatory Matters, continued

Capital Requirements, continued

The Company and the Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
In thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital to risk-weighted assets
Consolidated	$33,758	20.85%	$12,955	8.00%	n/a	n/a
Bank of Floyd	24,010	15.47%	12,413	8.00%	$15,517	10.00%
Tier I capital to risk-weighted assets
Consolidated	31,721	19.59%	6,478	4.00%	n/a	n/a
Bank of Floyd	22,061	14.22%	6,207	4.00%	9,310	6.00%
Tier I capital to average assets
Consolidated	31,721	12.99%	9,770	4.00%	n/a	n/a
Bank of Floyd	22,061	9.06%	9,737	4.00%	12,171	5.00%
December 31, 2009
Total capital to risk-weighted assets
Consolidated	$33,079	19.94%	$13,269	8.00%	n/a	n/a
Bank of Floyd	22,094	14.16%	12,483	8.00%	$15,604	10.00%
Tier I capital to risk-weighted assets
Consolidated	30,998	18.69%	6,634	4.00%	n/a	n/a
Bank of Floyd	20,139	12.91%	6,241	4.00%	9,362	6.00%
Tier I capital to average assets
Consolidated	30,998	13.46%	9,209	4.00%	n/a	n/a
Bank of Floyd	20,139	8.82%	9,130	4.00%	11,412	5.00%

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

Aggregate loan transactions with related parties were as follows:

December 31, (In thousands)	2010	2009
Balance, beginning	$483	$522
Additions	27	311
Repayments	(34)	(350)

Balance, ending	$476	$483

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Transactions with Related Parties, continued

Deposit transactions with related parties at December 31, 2010 and 2009 were insignificant.

Note 16. Parent Company Financial Information

Condensed financial information of Cardinal Bankshares Corporation is presented as follows:

Balance Sheets

December 31, (In thousands)	2010	2009
Assets
Cash and due from banks	$709	$1,222
Investment securities available for sale, at fair value	2,269	2,070
Total loans	6,855	7,540
Allowance for loan losses	(342)	(342)

Net loans	6,513	7,198

Investment in affiliate bank at equity	22,223	19,979
Other assets	173	239

Total assets	$31,887	$30,708

Liabilities
Other liabilities	$—	$—

Total liabilities	—	—

Stockholders’ equity
Common stock	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	13,439	12,716
Accumulated other comprehensive loss	166	(290)

Total stockholders’ equity	31,887	30,708

Total liabilities and stockholders’ equity	$31,887	$30,708

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Income

Years ended December 31, (In thousands)	2010	2009
Income
Dividends from affiliate bank	$—	$—
Interest on loans	339	480
Interest on investment securities	138	138
Other income	—	20

Total income	477	638

Expenses
Management and professional fees	345	443
Provision for loan losses	—	191
Other expenses	59	69

Total expenses	404	703

Income (loss) before income tax (expense) benefit and equity in undistributed net income of subsidiaries	73	(65)
Income tax (expense) benefit	25	23

Income (loss) before equity in undistributed net income of subsidiaries	48	(42)
Equity in undistributed net income of subsidiaries	921	593

Net income	$969	$551

Cardinal Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Cash Flows

Years ended December 31, (In thousands)	2010	2009
Cash flows from operating activities
Net income	$969	$551
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Accretion of discount on securities, net of amortization of premiums	3	3
Provision for loan losses	—	191
Equity in undistributed income of subsidiaries	(921)	(593)
Net change in other assets	(1,003)	(347)
Net change in other liabilities	—	(400)

Net cash (used) provided by operating activities	(952)	(595)

Cash flows from investing activities
Net decrease (increase) in loans	685	1,800
Purchases of investment securities	—	—

Net cash (used) provided by investing activities	685	1,800

Cash flows from financing activities
Dividends paid	(246)	(246)

Net cash used by financing activities	(246)	(246)

Net increase (decrease) in cash and cash equivalents	(513)	959
Cash and cash equivalents, beginning	1,222	263

Cash and cash equivalents, ending	$709	$1,222

Note 17. Subsequent Events

In January 2011, the bank entered into an agreement to sell the Tanglewood facility to a third party contingent on the individual qualifying for financing from the bank.

In January 2011, the bank entered into an agreement to sell back its investment in Bankers Insurance, LLC. The bank is expected to receive payments in excess of its current investment balance.

On February 17, 2011, an outside investment group acquired 128,000 shares or 8.3% of the company’s outstanding stock.

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

Cardinal Bankshares reported net income for the year 2010 of $969 thousand, significantly higher than the $551 thousand reported in 2009. The primary factors contributing to the increase in net income were the reduction in interest expense paid on deposits of $642 thousand versus 2009, as the bank continued to lower rates paid on deposits throughout the year, and a decrease of $565 thousand in the amount added to the Allowance for Loan Losses versus 2009. Net income per diluted share was $.63, $.27 higher than the $.36 reported for the prior year.

Net interest income, on a taxable equivalent basis, was $6.8 million, higher by $300 thousand from $6.5 million in 2009. This increase was driven primarily by the reduction in interest expense paid on deposit due to the bank lowering interest rates throughout the year in response to market conditions. Noninterest income increased $29 thousand due to increased service charges and fees coupled with increased gains on sales of securities. Noninterest expense increased $431 thousand to $5.5 million compared to $5.1 million in 2009. This increase is attributable to a reversal of pension liability in the amount of $667 thousand due to a change in accounting for the pension plan, which was a one-time adjustment taken in 2009.

Earning assets averaged $231.4 million, compared to $217.4 million in 2009, due primarily to increased deposits in banks and investments in securities as a result of increased deposits.

Interest-bearing liabilities averaged $184.0 million, compared to $172.2 million in 2009 driven by increases of $7.8 million in Savings deposits and $10.7 million in large denomination deposits. The increase in interest-bearing liabilities reflects the shift of funds from higher risk investments to an environment of less risk and greater stability.

Stockholders’ equity increased 6.6% to an average of $31.7 million in 2010 from $29.7 million in 2009. The return on average assets and average equity increased to .40% and 3.06%, respectively for 2010 compared to .24% and 1.85%, respectively, for 2009. Book value per share was $20.76 at December 31, 2010, compared to $20.00 at year-end 2009, representing an increase of 4.4%.

Management’s Discussion and Analysis

Table 1. Average Balances and Interest Rates (Taxable Equivalent Basis)

Years ended December 31, (In thousands)	2010			2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-earning assets:
Deposits in other banks	$5,530	$7	.13%	$1,627	$2	.11%	$11,713	$271	2.31%
Taxable investment securities	37,262	1,252	3.36%	25,729	1,166	4.53%	25,461	1,395	5.48%
Nontaxable investment securities	17,873	972	5.44%	18,619	1,170	6.28%	20,654	1,328	6.43%
Federal funds sold	20,556	45	.22%	24,322	49	.20%	8,589	171	1.99%
Loans (3), (4)	150,209	8,885	5.92%	147,060	9,138	6.21%	135,731	9,539	7.03%

Total interest-earning assets	231,430	11,161	4.82%	217,357	11,525	5.30%	202,148	12,704	6.28%

Noninterest-earning assets:
Cash and due from banks	3,303			3,560			3,245
Premises and equipment	3,854			3,905			4,135
Other assets	9,208			7,700			8,008
Allowance for loan losses	(2,897)			(1,807)			(1,654)

Total assets	$244,898			$230,715			$215,882

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest checking	$10,824	32	0.29%	$10,696	53	0.49%	$10,516	48	0.46%
Savings deposits	37,984	488	1.28%	30,192	431	1.43%	24,500	402	1.64%
Time deposits	71,700	2,131	2.97%	78,465	2,894	3.69%	73,091	3,258	4.46%
Large denomination deposits	63,500	1,745	2.74%	52,802	1,659	3.13%	47,453	1,979	4.17%
Securities sold under agreements to repurchase	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	184,008	4,395	2.39%	172,155	5,037	2.93%	155,560	5,687	3.66%

Noninterest-bearing liabilities:
Demand deposits	28,757			27,220			28,420
Other liabilities	447			1,617			1,765

Total liabilities	213,212			200,992			185,745
Stockholders’ equity	31,686			29,723			30,137

Total liabilities and stockholders’ equity	$244,898			$230,715			$215,882

Net interest earnings		$6,766			$6,488			$7,017

Net interest spread (1)			2.43%			2.37%			2.62%

Net interest margin (2)			2.92%			2.99%			3.47%

Taxable equivalent adjustment		$314			$541			$535

(1)	Net interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid for interest-bearing liabilities.
(2)	Net interest margin is calculated by dividing taxable equivalent net interest earnings by total average earning assets.
(3)	Average loan balances include nonaccrual loans.
(4)	Interest income includes deferred loan fees.

Management’s Discussion and Analysis

Net Interest Income

Net interest income, the primary source of the Company’s earnings, is the amount by which interest and fee income generated by earning assets exceeds the interest paid on interest-bearing liabilities. Earning assets are comprised of loans, securities, federal funds sold and interest-bearing deposits in other banks. Interest-bearing liabilities consist of deposits, federal funds purchased and securities sold under agreements to repurchase. The volume and the general level of interest rates among earning assets and interest-bearing liabilities effect net interest income. Table 1 shows the average balance sheets for each of the years ended December 31, 2010, 2009 and 2008. In addition, the amounts of interest earned on earning assets, with related yields, and the interest paid on interest-bearing liabilities, together with rates, are shown. Loans placed on a nonaccrual status are included in the balances and were included in the computation of yields, upon which they had an immaterial effect. Interest on earning assets is on a taxable equivalent basis, which is computed using the federal corporate income tax rate of 34% for all three years.

Net interest income, on a taxable equivalent basis, was $6.8 million, an increase of 4.3%, or $278 thousand from the $6.5 million in 2009. The net interest margin was 2.92% for 2010, down 7 basis points from the 2.99% reported in 2009.

As illustrated in Table 2, the effect of decreased rates affecting the Company’s total interest earning assets is evident in the $364 thousand decrease in interest income due primarily to rate.

During 2010, average interest bearing liabilities expense decreased by $642 thousand due to decreased rates paid on deposits.

Table 2. Rate/Volume Variance Analysis

	2010 Compared to 2009			2009 Compared to 2008
		Increase (Decrease) Due To			Increase (Decrease) Due To
December 31, (In thousands)	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets:
Deposits in other banks	$5	$—	$5	$(269)	$(36)	$(233)
Taxable investment securities	86	(437)	523	(229)	(244)	15
Nontaxable investment securities	(198)	(151)	(47)	(158)	(27)	(131)
Federal funds sold	(5)	3	(8)	(122)	(435)	(313)
Loans	(252)	(449)	197	(401)	(1,197)	796

Total	(364)	(1,034)	670	(1,179)	(1,939)	760

Interest-bearing liabilities:
Interest checking	(21)	(22)	1	5	4	1
Savings deposits	57	(54)	111	29	(64)	93
Time deposits	(764)	(513)	(251)	(364)	(604)	240
Large denomination deposits	86	(250)	336	(320)	(543)	223
Securities sold under agreements to repurchase	—	—	—	—	—	—

Total	(642)	(839)	197	(650)	(1,207)	557

Net interest income	$278	$(194)	$472	$(529)	$(732)	$203

Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for any potential losses. The factors considered in making this decision are the collectibility of past due loans, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and general economic trends. In 2010, the provision for loan losses was $661 thousand, a decrease of $565 thousand from the $1.2 million recorded in 2009. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2010 maintains the allowance at a level adequate to cover potential losses. The allowance for loan losses as a percentage of total loans was 2.06% at year-end. This level is greater than the 1.57% ratio averaged at year-end 2010 by the Company’s peer group, commercial banks with assets ranging between $100 million and $300 million. Loan charge-offs exceeded loan recoveries by $258 thousand for 2010, compared to loan charge-offs net of recoveries of $215 thousand for 2009. Management does not anticipate any material changes in the delinquency rates or charge-offs and recoveries in connection with its normal lending activities.

Additional information regarding the Company’s allowance for loan losses is contained in Tables 13 and 14, and in the discussion concerning Analysis of the Allowance for Loan Losses.

Noninterest Income

Noninterest income consists of revenues generated from a number of different financial services and activities. Service charges on deposit accounts including charges for insufficient funds items and fees charged for nondeposit services make up a significant portion of noninterest income. Noninterest income also includes fees charged for services such as safe deposit box rentals, letters of credit, and gains realized on the sale of securities. Noninterest income totaled $683 thousand in 2010, an increase of $29 thousand over the $654 thousand recorded in 2009. The primary increase in noninterest income were derived from increased service charges on deposit accounts, other service charges and fess and net realized gains on sales of securities. The primary sources of noninterest income for the past three years are summarized in Table 3.

Table 3. Noninterest Income

Year ended December 31, (In thousands)	2010	2009	2008
Deposit fees and charges	$194	$186	$208
Other service charges and fees	124	113	106
Gain on the sale of securities	98	50	39
Bank owned life insurance	164	164	194
Other income	103	141	218

Total noninterest income	$683	$654	$765

Management’s Discussion and Analysis

Noninterest Expense

Noninterest expense was $5.5 million for 2010, an increase of $431 thousand from the $5.1 million recorded in 2009. Salaries and employee benefits accounted for the increase due to a change in accounting method for the pension plan creating a reversal of pension liability resulting in a decrease of $667 thousand in 2009. Occupancy and equipment increased $39 thousand, legal and professional decreased $99 thousand as a result of the final disposition of the Welch case, bank franchise tax increased $15 thousand, data processing service increased $55 thousand due to upgrades and maintenance in computer hardware and software, FDIC insurance premiums decreased $98 thousand due to the expensing of 4 quarters in 2010 versus expensing 5 quarters in 2009 in order to bring FDIC expense current, foreclosed assets, net increased $50 thousand as the result of the loss on sale of OREO (other real estate owned) and other operating expenses increased $10 thousand.

Table 4 provides a further breakdown of noninterest expense for the past three years.

Table 4. Noninterest Expense

Year ended December 31, (In thousands)	2010	2009	2008
Salaries and employee benefits	$3,236	$2,777	$3,271
Occupancy and equipment	679	640	724
Legal and professional	157	256	396
Bank franchise tax	156	141	67
Data processing services	241	186	231
FDIC insurance premiums	368	466	26
Foreclosed assets, net	51	1	—
Other operating expense	632	622	629

Total noninterest expense	$5,520	$5,089	$5,344

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

Income tax expense, substantially all Federal, was $(15) thousand in 2010, $(265) thousand in 2009 and $250 thousand in 2008 representing (15.7%), (92.7%) and 13.8% of income before income taxes, respectively. Cardinal Bankshares’ deferred income tax benefits and liabilities result primarily from temporary differences in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred income tax benefits of approximately $1.6 million and $1.5 million at December 31, 2010 and 2009, respectively, are included in other assets.

Management’s Discussion and Analysis

Earning Assets

In 2010, average earning assets increased to $231.4 million, $14.1 million higher than the 2009 average of $217.4 million. Total average earning assets represented 94.5% of total average assets in 2010. Average investment securities accounted for 22.5% of total average assets, while average loans remained the largest component of earning assets, accounting for 61.3% of total average assets in 2010, down from the 63.7% level reported in 2009. A summary of average assets for the past three years is shown below in Table 5.

Table 5. Average Asset Mix

	2010		2009		2008
December 31, (In thousands)	Average Balance	%	Average Balance	%	Average Balance	%
Interest-earning assets:
Loans	$150,209	61.3	$147,060	63.7	$135,731	62.9
Investment securities	55,135	22.5	44,348	19.2	46,115	21.4
Federal funds sold	20,556	8.4	24,322	10.5	8,589	3.9
Deposits in other banks	5,530	2.3	1,627	0.8	11,713	5.4

Total interest-earning assets	231,430	94.5	217,357	94.2	202,148	93.6

Noninterest-earning assets:
Cash and due from banks	3,303	1.3	3,560	1.5	3,245	1.5
Premises and equipment	3,854	1.6	3,905	1.7	4,135	1.9
Other assets	6,311	2.6	5,893	2.6	6,354	3.0

Total noninterest-earning assets	13,468	5.5	13,358	5.8	13,734	6.4

Total assets	$244,898	100.0	$230,715	100.0	$215,882	100.0

Loans

Average total loans were $150.2 million for 2010, an increase of $3.1 million, or 2.1% from 2009. At December 31, 2010, the actual balance of loans secured by real estate represented the most significant portion of the loan portfolio at 89.8%. Total loans secured by 1-4 family residential properties represented 20.1% of total loans at the end of 2010, while nonfarm/nonresidential properties made up 57.1% of total loans. .

Loan growth will continue to be a point of focus at Cardinal for 2011. The long-range strategic objective for meeting the Company’s loan growth aspirations will be achieved through continued hiring of additional loan officers, community involvement, expansion of the Company’s market footprint, broadening of the present array of loan products offered to include conforming fixed-rate mortgage loans, home equity lines of credit and SBA loans, and management’s strengthened efforts in offering small business financing and competively-priced products. Prudent business practices and stringent internal guidelines will continue to be followed in making lending decisions in order to balance the emphasis on loan growth with the desire to minimize exposure to loan losses.

Bank of Floyd makes both consumer and commercial loans to all neighborhoods within its market area, including the low-income and moderate-income areas. The Company’s market area is generally defined as the areas within the Virginia Counties of Floyd, Roanoke, Montgomery, Carroll and Pulaski and the Cities of Roanoke, Salem, Christiansburg and Fairlawn, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Below market pricing, competition from unregulated organizations and a weak economy have also been a factor when generating new loans. The amounts of loans outstanding by type at year-end 2010 and 2009, and the maturity distribution of variable and fixed rate loans as of year-end 2010 are presented below in Table 6 and Table 7, respectively.

Management’s Discussion and Analysis

Loans, continued

During 2010 gross loans decreased $1.1 million, with Real estate construction and development accounting for the greatest decrease. Real estate construction and development decreased due to a continued weak economy coupled with excess capacity creating a soft demand for existing construction and development projects.

Table 6. Loan Portfolio Summary

December 31, (In thousands)	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate construction and development	$13,110	8.8	$17,441	11.6	$19,735	13.3	$19,168	15.4	$11,362	9.2
Farmland	1,274	.9	1,264	.8	2,089	1.4	3,362	2.7	3,077	2.5
Real estate mortgage:
1-4 family residential	29,961	20.1	30,039	20.0	28,671	19.4	23,584	19.0	23,441	19.1
Multifamily residential	4,277	2.9	3,047	2.0	2,978	2.0	1,761	1.4	1,858	1.5
Nonfarm, nonresidential	85,049	57.1	80,708	53.8	73,820	49.9	62,781	50.5	71,650	58.3

Total real estate	133,671	89.8	132,499	88.2	127,293	86.0	110,656	89.0	111,388	90.6
Agricultural	72	0.1	148	0.1	183	0.1	384	0.3	675	0.5
Commercial and industrial	7,230	4.8	7,675	5.1	7,914	5.4	6,632	5.3	5,664	4.6
Consumer	2,923	1.9	3,117	2.1	3,937	2.7	3,836	3.1	2,135	1.7
Other loans	5,388	3.6	6,992	4.7	8,914	6.0	3,258	2.6	3,408	2.8
Leases	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Gross loans	149,284		150,431		148,241		124,766		123,270
Unearned income	(368)	(0.2)	(350)	(0.2)	(320)	(0.2)	(314)	(0.3)	(296)	(0.2)

Total	$148,916	100.0	$150,081	100.0	$147,921	100.0	$124,452	100.0	$122,974	100.0

Table 7. Loan Maturity Schedule

	2010
December 31, (In thousands)	Commercial Financial and Agricultural	Construction and Development	Others	Total Amount	%
Fixed rate loans:
Within three months	$251	$1,261	$9,683	$11,195	7.5
After three but within twelve months	555	412	9,430	10,397	7.0
After one but within five years	1,477	4,103	18,546	24,126	16.2
Over five years	1,208	113	43,590	44,911	30.1

Total fixed rate loans	3,491	5,889	81,249	90,629	60.8

Variable rate loans:
Within three months	4,057	5,223	2,861	12,141	8.1
After three but within twelve months	—	—	6,838	6,838	4.6
After one but within five years	134	1,888	31,871	33,893	22.7
Over five years	—	121	5,662	5,783	3.8

Total variable rate loans	4,191	7,232	47,232	58,655	39.2

Total loans:
Within three months	4,308	6,484	12,544	23,336	15.6
After three but within twelve months	555	412	16,268	17,235	11.5
After one but within five years	1,611	5,991	50,417	58,019	38.9
Over five years	1,208	234	49,252	50,694	34.0

Total loans	$7,682	$13,121	$128,481	$149,284	100.0

Management’s Discussion and Analysis

Investment Securities

The investment securities portfolio is managed to optimize the yield on excess funds while providing liquidity for unexpected deposit decreases or increased loan generation and diversification in the overall asset management of the Company. At December 31, 2010, the Company had $42.6 million in securities available for sale, compared to $36.7 million at year-end 2009. The average yield on taxable investment securities decreased from 4.53% in 2009 to 3.32% in 2010 as a result of lower yielding securities and decreasing market rates of interest.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, Government Sponsored Enterprises, Mortgage Backed Securities and issuances of State and local bond issues. All securities are high quality and high grade. Management views the investment portfolio as a source of income, and generally purchases securities with the intent of retaining them until maturity. However, adjustments in the portfolio are necessary from time to time to provide a source of liquidity to meet funding requirements for loan demand, deposit fluctuations and to manage interest rate risk. Accordingly, to meet such objectives, management may sell certain securities prior to their scheduled maturity. Table 8 presents the investment portfolio at the end of 2010 by major types of investments and maturity ranges. Actual maturities may differ from scheduled maturities in mortgage backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the earlier of the contractual maturity or the call date, if any.

At December 31, 2010, the market value of the investment portfolio was $57.4 million, representing a $333 thousand unrealized gain above amortized cost.

At December 31, 2009, the market value of the investment portfolio was $52.8 million, representing a $236 thousand unrealized loss below amortized cost. This compared to a market value of $45.5 million and a $638 thousand unrealized loss below amortized cost a year earlier.

Table 8. Investment Securities

	Amortized Cost Due
December 31, 2010 (In thousands)	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$2	$23	$743	$34,584	$35,352	$35,715
State and political subdivisions	1,125	5,241	5,862	5,437	17,665	17,802
Other securities	299	500	500	2,775	4,074	3,907

Total	$1,426	$5,764	$7,105	$42,796	$57,091	$57,424

Weighted average yields
Government sponsored enterprises and mortgage backed securities	4.49%	5.78%	1.4%	2.95%
State and political subdivisions	3.62%	3.54%	4.09%	4.30%
Other securities	8.27%	3.50%	3.14%	6.48%

Total securities	4.60%	3.55%	3.75%	3.32%	3.43%

December 31, 2009 (In thousands)					Book Value	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities					$30,438	$30,551
States and political subdivisions					18,495	18,736
Other securities					4,056	3,466

Total					$52,989	$52,753

Management’s Discussion and Analysis

December 31, 2008 (In thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$22,713	$22,761
States and political subdivisions	19,386	19,548
Other securities	4,049	3,201

Total	$46,148	$45,510

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

Average total deposits for the year ended December 31, 2010 increased $13.4 million to $212.8 million compared to 2009. As shown in Table 9, the Company’s average interest-bearing deposits as a percent of total average deposits increased to 86.4% in 2010, compared to 86.3% in 2009. Average noninterest-bearing demand deposits decreased to $28.8 million in 2010 from $27.2 million in 2009. Average deposits for the past three years are summarized in Table 9 below.

Table 9. Deposit Mix

December 31, (In thousands)	2010		2009		2008
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-bearing deposits:
Interest checking	$10,824	5.1	$10,696	5.4	$10,516	5.7
Money Market	16,416	7.7	11,249	5.6	6,720	3.7
Savings deposits	21,568	10.1	18,943	9.5	17,780	9.7
Time deposits	71,700	33.7	78,465	39.3	73,091	39.7
Large denomination deposits	63,500	29.8	52,802	26.5	47,453	25.8

Total interest-bearing deposits	184,008	86.4	172,155	86.3	155,560	84.6
Noninterest-bearing deposits	28,757	13.6	27,220	13.7	28,420	15.4

Total deposits	$212,765	100.0	$199,375	100.0	$183,980	100.0

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by approximately $10.7 million in 2010. Table 10 provides maturity information relating to Certificates of Deposit of $100,000 or more at December 31, 2010.

Management’s Discussion and Analysis

Table 10. Large Denomination Deposits $100,000 and Over

Analysis of time deposits of $100,000 or more at December 31, 2010 (In thousands):

Time remaining to maturity:
Less than three months	$17,001
Three months through one year	18,785
Over one year	25,147

Total time deposits of $100,000 or more	$60,933

Capital Adequacy

The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. Cardinal Bankshares strives to maintain an optimum level of capital, commensurate with its risk profile, on which an attractive return to stockholders can be realized over both the near and long term, while serving depositors’, creditors’ and regulatory needs.

Common stock, capital surplus and retained earnings net of dividends represent the stockholders’ investment in the Company and are a key source of capital. Total stockholders’ equity was $31.9 million at December 31, 2010, an increase of $1.2 million or 3.8% compared with $30.7 million for the same period in 2009. The increase consists of net income for the year of $969 thousand plus accumulated other comprehensive gain of $456 thousand less dividends paid of $246 thousand.

The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. Cardinal Bankshares had a ratio of total capital to risk-weighted assets of 20.85% at December 31, 2010 and a ratio of Tier 1 capital to risk-weighted assets of 19.59%. Both of these ratios well exceed the capital requirements adopted by the federal regulatory agencies and continue to be equal to or above most of our peer group.

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator’s evaluation of the Company’s overall safety and soundness. As of December 31, 2010, Cardinal Bankshares had a ratio of year-end Tier I capital to average total assets, as defined, of 12.99%.

Table 11 below sets forth summary information with respect to the capital ratios for Cardinal and the Bank at December 31, 2010 and 2009. All capital ratio levels indicate that Cardinal Bankshares and Bank of Floyd are well capitalized.

Management’s Discussion and Analysis

Table 11. Year-end Risk-based Capital

December 31, (In thousands)	2010		2009
	Consolidated	Bank of Floyd	Consolidated	Bank of Floyd
Tier I capital	$31,721	$22,061	$30,998	$20,139
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	2,037	1,949	2,081	1,955

Total regulatory capital	$33,758	$24,010	$33,079	$22,094

Total risk-weighted assets	$161,938	$155,168	$165,862	$156,036

Tier I as a percent of risk-weighted assets	19.59%	14.22%	18.69%	12.91%
Total regulatory capital as a percent of risk-weighted assets	20.85%	15.47%	19.94%	14.16%
Leverage ratio*	12.99%	9.06%	13.46%	8.82%

*	Tier I capital divided by average total assets for the quarter ended December 31.

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

Nonperforming assets, as shown in Table 12 below, increased to $8.0 million at December 31, 2010 from $5.9 million at December 31, 2009. At year-end 2010, loans past due 90 days or more and still accruing had decreased to zero from $382 thousand a year earlier. Foreclosed assets increased to $509 in 2010 from $261 thousand for 2009. Foreclosed assets at the end of 2010 consisted of a mixture of commercial property and residential property listed with an agent to be sold or in the process of being listed. Management does not intend to retain the property.

Table 12. Nonperforming Assets

December 31 (In thousands)	2010	2009	2008	2007	2006
Nonaccrual loans	$7,471	$5,302	$2,405	$646	$657
Loans past due 90 days or more and still accruing	—	382	430	245	—
Foreclosed assets	509	261	289	212	212

Total nonperforming assets	$7,980	$5,945	$3,124	$1,103	$869

Management’s Discussion and Analysis

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. The Company performs periodic systematic reviews of its portfolio to identify these inherent losses, and to assess the overall probability of collection of the portfolio. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company also evaluates the prevailing economic and business conditions affecting individual borrowers, changes in the size and characteristics of the loan portfolio and other pertinent factors. The allowance is also subject to annual review by external auditors and regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance, and the size of the allowance in comparison to peer companies identified by regulatory agencies. The most recent regulatory reviews were completed in March 2009 and July 2010.

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

The Company is committed to the early recognition of problem loans and to a conservative allowance. The Company believes the current allowance is adequate to cover inherent losses in the loan portfolio. However, the allowance may be increased or decreased in the future based upon management’s assessment of the factors outlined above. The allowance for loan losses was $3.1 million at December 31, 2010 and $2.7 million at December 31, 2009. The allowance as a percentage of period end loans was 2.06% at year-end 2010 and 1.78% at year-end 2009.

The provision for loan losses for the year ended December 31, 2010 was $661 thousand, a decrease of $565 thousand from the previous year. The loan loss reserve for 2010 increased a total of $403 thousand due to write-offs incurred of $266 thousand less expense to provision of $661 thousand and recoveries of $8 thousand. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year decrease in the provision was considered appropriate. Management believes the provision recorded in 2010 maintains the allowance at a level adequate to cover potential losses.

Management’s Discussion and Analysis

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

Table 13. Loan Losses

Year ended December 31, (In thousands)	2010	2009	2008	2007	2006
Balance at beginning of year	$2,670	$1,659	$1,669	$1,640	$1,427
Provision charged to expense	661	1,226	94	(19)	208

	3,331	2,885	1,763	1,621	1,635
Loans charged off:
Commercial, financial and agricultural	261	157	105	—	—
Real estate – residential mortgage	—	67	—	—	3
Real estate – construction	—	—	—	—	—
Consumer	5	3	10	5	24

Total charge-offs	266	227	115	5	27

Recoveries of loans previously charged off:
Commercial, financial and agricultural	8	9	4	43	21
Real estate – residential mortgage	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Consumer	—	3	7	10	11

Total recoveries	8	12	11	53	32

Net (recoveries) charge – offs	258	215	104	(48)	(5)

Balance at end of year	$3,073	$2,670	$1,659	$1,669	$1,640

The Company has allocated the allowance for loan losses based on estimates of the allowance needed for each component of the loan portfolio. The allocation of the allowance as shown in Table 14 below should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. The specific reserve on impaired loans for 2010 is $1.4 million and that specific reserve is set aside for the impaired loans. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the remaining allowance is a general allowance applicable to the entire portfolio.

Table 14. Allocation of the Allowance for Loan Losses

	2010		2009		2008		2007		2006
December 31, (In thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of period applicable to:
Commercial, financial and agricultural	$762	62.7	$623	59.7	$944	56.6	$623	58.5	$702	65.8
Real estate, construction	1,566	8.8	150	11.6	206	13.3	147	15.4	80	9.1
Real estate, residential mortgage	661	22.9	1,762	22.0	392	21.4	822	20.4	794	20.5
Consumer and other loans	84	5.6	135	6.7	117	8.7	77	5.7	64	4.5

Total	$3,073	100.0	$2,670	100.0	$1,659	100.0	$1,669	100.0	$1,640	100.0

Management’s Discussion and Analysis

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

Management’s Discussion and Analysis

Table 15. Interest Rate Sensitivity

	December 31, 2010 Maturities/Repricing
(In thousands)	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earning Assets:
Loans	$23,336	$17,235	$58,019	$50,694	$149,284
Investments	624	802	5,764	49,901	57,091
Interest-bearing deposits in banks	7,792	—	—	—	7,792
Federal funds sold	21,550	—	—	—	21,550

Total	$53,302	$18,037	$63,783	$100,595	$235,717

Interest-bearing deposits:
Interest checking	$11,057	$—	$—	$—	$11,057
Money market	23,567	—	—	—	23,567
Savings	24,973	—	—	—	24,973
Certificates of deposit	28,398	43,239	57,487	—	129,124

Total	$87,995	$43,239	$57,487	$—	$188,721

Interest sensitivity gap	$(34,693)	$(25,202)	$6,296	$100,595	$46,996
Cumulative interest sensitivity gap	$(34,693)	$(59,895)	$(53,599)	$46,996	$46,996
Ratio of sensitivity gap to total earning assets	(14.72)%	(25.41)%	(22.74)%	19.94%	19.94%

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 above shows the sensitivity of the Company’s balance sheet on December 31, 2010. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2010, the Company appeared to be liability-sensitive with interest-bearing liabilities exceeding earning assets, subject to changes in interest rates, for the 1-3, 4-12, and 13-60 months column. The Company in an asset-sensitive position for the Over 60 months periods.

Matching sensitive positions alone does not ensure that Cardinal has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Earnings and Balance Sheet Analysis

2009 Compared to 2008 – Net interest income, on a taxable equivalent basis, was $6.5 million, lower by $529 thousand from $7.0 million in 2008. This decrease was driven decreased rates paid on the Company’s interest earning assets. Noninterest income decreased by 14.5% to $654 thousand for 2009 compared to $765 thousand for 2008 due to a decrease in income on bank owned life insurance (BOLI) due to the assets in the plan generating a significantly reduced return as a result of the declining economy and a decrease of $77 thousand in Other income due to decreased dividend income from the FBC subsidiary. Noninterest expense decreased by $255 thousand or 4.8% to $5.1 million compared to $5.3 million in 2008 due to a change in accounting method for the pension plan which resulted in a one-time income effect of $667 thousand.

Management’s Discussion and Analysis

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

The allowance for loan losses at December 31, 2009 was $2.7 million compared to $1.6 million a year earlier. The allowance for loan losses as a percentage of period end loans was 1.78% compared to 1.12% at year-end 2008. The Company had charge-offs, net of recoveries, in the amount of $215 thousand for 2009. This compared to charge-offs, net of recoveries, in the amount of $104 thousand for 2008. Nonperforming loans totaled $5.7 million at December 31, 2009, an increase of $2.8 million from 2008.

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

Management’s Discussion and Analysis

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cardinal Bankshares Corporation

Floyd, Virginia

We have audited the consolidated balance sheet of Cardinal Bankshares Corporation and subsidiaries as of December 31, 2009 and the related consolidated financial statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Bankshares Corporation and subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Galax, Virginia

March 10, 2010

104 Cranberry Road, P.O. Box 760, Galax, VA 24333    Phone: 276.238.1800    Fax: 276.238.1801    elliottdavis.com