Form 10-Q
period 2011-03-31
CARDINAL BANKSHARES CORP
filed 2011-05-11
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of May 11, 2011 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

March 31, 2011

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

	(UnAudited)	(Audited)
(In thousands, except share data)	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$3,981	$2,948
Interest-bearing deposits	543	7,792
Federal funds sold	27,000	21,550
Investment securities available for sale, at fair value	45,974	42,644
Investment securities held to maturity (fair value March 31, 2011 $14,227 - December 31, 2010 $14,780)	14,029	14,698
Restricted equity securities	605	575

Total loans	145,091	148,916
Allowance for loan losses	(2,796)	(3,073)

Net loans	142,295	145,843

Bank premises and equipment, net	2,930	3,846
Accrued interest receivable	895	954
Foreclosed assets	509	509
Bank owned life insurance	5,318	5,279
Other assets	2,776	2,430

Total assets	$246,855	$249,068

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$29,392	$28,264
Interest-bearing deposits	184,462	188,721

Total deposits	213,854	216,985

Accrued interest payable	96	111
Other liabilities	641	85

Total liabilities	214,591	217,181

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	13,762	13,439
Accumulated other comprehensive loss, net	220	166

Total stockholders’ equity	32,264	31,887

Total liabilities and stockholders’ equity	$246,855	$249,068

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(In thousands, except share data)	2011	2010
Interest income
Loans and fees on loans	$2,151	$2,168
Federal funds sold and securities purchased under agreements to resell	12	11
Investment securities:
Taxable	340	359
Exempt from federal income tax	172	185
Deposits with banks	1	—

Total interest income	2,676	2,723

Interest expense
Deposits	789	1,133

Total interest expense	789	1,133

Net interest income	1,887	1,590
Provision for loan losses	186	380

Net interest income after provision for loan losses	1,701	1,210

Noninterest income
Service charges on deposit accounts	47	48
Other service charges and fees	25	24
Sale of credit card portfolio	—	15
Net realized gains on sales of securities	—	4
Other operating income	77	65

Total noninterest income	149	156

Noninterest expense
Salaries and employee benefits	792	730
Occupancy and equipment	184	169
Foreclosed assets, Net	—	2
Loss on sale of fixed assets	70	—
Other operating expense	407	417

Total noninterest expense	1,453	1,318

Income before income taxes	397	48
Income tax expense (benefit)	74	(72)

Net Income	$323	$120

Basic earnings per share	$0.21	$0.08

Diluted earnings per share	$0.21	$0.08

Dividends declared per share	$—	$—

Weighted average basic shares outstanding	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Three Months Ended March 31,	2011	2010
Cash flows from operating activities
Net income	$323	$120
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	63	56
Accretion of discounts on securities, net of amortization of premiums	95	56
Provision for loan losses	186	380
Deferred income taxes	602	(519)
Net realized gains on securities	—	(4)
Loss on sale of fixed assets	70	—
Deferred compensation and pension expense (benefit)	—	—
Changes in operating assets and liabilities:
Accrued income	59	(8)
Other Assets	(1,015)	534
Accrued interest payable	(15)	23
Other liabilities	556	—

Net cash provided by operating activities	924	638

Cash flows from investing activities
Net increase in interest-bearing deposits in banks	7,249	(1,200)
Net increase in federal funds sold	(5,450)	(1,075)
Purchase of investment securities:
Available for Sale	(5,879)	(2,871)
Held to Maturity	—	(326)
Purchase of restricted equity securities	(30)	—
Proceeds from maturity and redemption of investment securities:
Available for Sale	2,541	1,994
Held to Maturity	664	1,903
Net (increase) decrease in loans	3,362	(624)
Net (purchases) dispositions of bank premises and equipment	783	1
Proceeds from sale of foreclosed assets	—	2

Net cash (used) provided by investing activities	3,240	(2,196)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,128	1,921
Net increase (decrease) in interest-bearing deposits	(4,259)	(492)

Net cash provided by financing activities	(3,131)	1,429

Net decrease in cash and cash equivalents	1,033	(129)
Cash and cash equivalents, beginning	2,948	3,498

Cash and cash equivalents, ending	$3,981	$3,369

Supplemental disclosures of cash flow information
Interest paid	$804	$1,110
Income taxes paid	$173	$174

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain previously reported amounts have been reclassified to conform to current presentations.

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

Note 2. Loans and Allowance for Loan Losses

The major components of loans in the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 are summarized below:

	2011	2010

Commercial	$6,963	$7,230
Real estate
Construction and land development	11,967	13,110
Residential, 1-4 families	28,605	29,961
Residential, 5 or more families	4,247	4,277
Farmland	1,320	1,274
Nonfarm, nonresidential	84,119	85,049
Agricultural	17	72
Consumer	2,973	2,923
Other	5,236	5,388

Gross loans	145,447	149,284
Unearned discount and net deferred loan fees and costs	(356)	(368)

Total loans	$145,091	$148,916

Changes in the allowance for loan losses are as follows:

Three months ended March 31, (In thousands)	2011	2010

Balance, at January 1	$3,073	$2,670
Provision charged to expense	186	380
Recoveries of amounts previously charged off	5	2
Loans charged off	(468)	(23)

Balance, at March 31,	$2,796	$3,029

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

(In thousands)	2011	2010

Commitments to extend credit	$11,704	$16,224
Standby letters of credit	500	858

Total	$12,204	$17,082

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

As of March 31, 2011, the required employer contribution of $253 thousand for the plan year ending June 30, 2011, has been made. The Company expects contributions for the 2011-2012 plan year to be approximately $244 thousand.

Note 5. Fair Value

The estimated fair values of the Company’s financial instruments are as follows:

(In thousands)	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$3,981	$3,981	$2,948	$2,948
Interest-bearing deposits with banks	543	543	7,792	7,792
Federal funds sold	27,000	27,000	21,550	21,550
Securities, available for sale	45,974	45,974	42,644	42,644
Securities, held to maturity	14,029	14,227	14,698	14,780
Restricted equity securities	605	605	575	575
Total loans	145,091	146,818	148,916	151,187
Accrued interest receivable	895	895	954	954

Financial liabilities
Deposits	213,854	215,042	216,985	218,256
Accrued interest payable	96	96	111	111
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	—	—	—	—

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
March 31, 2010	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$3,808	$—	$3,808	$—
State and municipal securities	3,067	—	3,067	—
Mortgage-backed securities	36,338	347	35,991	—
Other securities	2,761	—	2,761	—

Investment securities available for sale	$45,974	$347	$45,627	$—

Total assets at fair value	$45,974	$347	$45,627	$—

(In Thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$3,724	$—	$3,724	$—
State and municipal securities	3,049	—	3,049	—
Mortgage-backed securities	32,823	1,040	31,783	—
Other securities	3,048	—	3,048	—

Investment securities available for sale	$42,644	$1,040	$41,604	$—

Total assets at fair value	$42,644	$1,040	$41,604	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

(In Thousands)
March 31, 2011	Total	Level 1	Level 2	Level 3

Commercial	$124	$—	$124	$—
Real Estate
Construction and land development	5,704	—	5,704	—
Residential, 1-4 families	19	—	19	—
Nonfarm, nonresidential	486	—	486	—

Impaired Loans	6,333	—	6,333	—
Foreclosed assets	509	—	509	—

Total assets at fair value	$6,842	$—	$6,842	$—

(In Thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3

Commercial	$134	$—	$134	$—
Real Estate
Construction and land development	3,567	—	3,567	—
Residential, 1-4 families	115	—	115	—
Nonfarm, nonresidential	511	—	511	—

Impaired Loans	4,327	—	4,327	—
Foreclosed assets	509	—	509	—

Total assets at fair value	$4,836	$—	$4,836	$—

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values follow:

March 31, 2011 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Government sponsored enterprises	$2,847	$16	$9	$2,854
State and municipal securities	2,994	77	4	3,067
Mortgage-backed securities	36,036	436	133	36,339
Other securities	3,764	2	52	3,714

	$45,641	$531	$198	$45,974

Held to maturity
State and municipal securities	$14,003	$304	$106	$14,201
Mortgage-backed securities	26	—	—	26

	$14,029	$304	$106	$14,227

December 31, 2010 (In thousands)

Available for sale
Government sponsored enterprises	$2,853	$30	$17	$2,866
State and municipal securities	2,994	66	11	3,049
Mortgage-backed securities	32,483	454	104	32,833
Other securities	4,063	15	182	3,896

	$42,393	$565	$314	$42,644

Held to maturity
State and municipal securities	$14,672	$279	$198	$14,753
Mortgage-backed securities	26	1	—	27

	$14,698	$280	$198	$14,780

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

Investment securities with amortized cost of approximately $6.1 million and $7.1 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the three-month period ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

(In thousands)
Realized gains, available for sale securities	$—	$—
Realized gains, held to maturity securities	—	4

	$—	$4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities (continued)

The scheduled maturities of debt securities available for sale and held to maturity at March 31, 2011 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$20	$20	$1,013	$1,027
Due after one year through five years	1,418	1,386	4,815	4,996
Due after five years through ten years	2,629	2,693	3,594	3,651
Due after ten years	41,574	41,875	4,607	4,553

	$45,641	$45,974	$14,029	$14,227

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 respectively.

	Less Than 12 Months		12 Months or More		Total
March 31, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$989	$9	$—	$—	$989	$9
State and municipal securities	4,125	69	398	41	4,523	110
Mortgage- backed securities	13,659	128	661	5	14,320	133
Other Securities	1,758	5	953	47	2,711	52

Total temporarily impaired securities	$20,531	$211	$2,012	$93	$22,543	$304

	Less Than 12 Months		12 Months or More		Total
December 31, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$982	$17	$—	$—	$982	$17
State and municipal securities	5,559	158	387	51	5,946	209
Mortgage- backed securities	12,054	100	668	4	12,722	104
Other Securities	1,016	8	1,327	174	2,343	182

Total temporarily impaired securities	$19,611	$283	$2,382	$229	$21,993	$512

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At March 31, 2011 the Company had one state and municipal securities with an aggregate unrealized loss of approximately $9 thousand, 14 state and municipal securities with an aggregate unrealized loss of approximately $110 thousand, 37 mortgaged-backed securities with an aggregate unrealized loss of approximately $133 thousand and five other securities with an aggregate unrealized loss of approximately $52 thousand. Management does not believe that gross unrealized losses, which totals 1.3% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

At December 31, 2010, the Company had one government-sponsored securities with an aggregate unrealized loss of approximately $17 thousand, 21 state and municipal securities with an aggregate unrealized loss of approximately $209 thousand, 24 mortgaged-backed securities with an aggregate unrealized loss of approximately $104 thousand and six other securities with an aggregate unrealized loss of approximately $182 thousand. Management does not believe that gross unrealized losses, which totals 2.3% of the amortized costs of the related investment securities, represent an other-than-temporary impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and or disclosure of financial information by the Company.

In January 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defers the effective date for interim and annual periods ending after June 15, 2011, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. The deferral in this amendment is effective upon issuance and is not expected to have a significant impact on the Company.

In April, 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update provides additional guidance and amendments to Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist; the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.

The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The amendments are not expected to have a significant impact on the Company.

In April, 2011 the Financial Accounting Standards Board issued Accounting Standards Update 2011-3, Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity when all of the listed conditions have been met. The amendments are not expected to have a significant impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 8. Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At March 31, 2011, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of March 31, 2011 were $246.9 million, a decrease of .9% or $2.2 million from year-end 2010. Total loans decreased 2.6% or $3.8 million during the first months of this year to $145.1 million.

The investment securities portfolio reflected an increase of 4.6% or $2.7 million during the first three months of the year. Federal funds sold increased 25.3% or $5.5 million during the first three months of the year to $27.0 million. Interest-bearing deposits decreased 93.0% or $7.2 million to $543 thousand over year-end 2010 as a result of decreased deposits.

As of March 31, 2011, total deposits were $213.9 million down 1.4% or $3.1 million compared to year-end 2010. Non-interest-bearing core deposits increased to $29.4 million as compared to $28.3 million at year-end 2010. Interest-bearing deposits decreased 2.3% or $4.3 million to $184.5 million. Deposits greater than $100 thousand amounted to $51.7 million at March 31, 2011 as compared to $60.9 million at year-end 2010.

Stockholders’ equity was $32.3 million as of March 31, 2011 compared to $31.9 million as of December 31, 2010. Net income of $323 thousand for the period combined with an increase in accumulated other comprehensive gain of $54 thousand accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2011 was $323 thousand, an increase of 169.2% compared to $120 thousand for the three months ended March 31, 2010. Diluted earnings per share increased 162.5% to $.21 for the three months ended March 31, 2011. Diluted earnings per share for the same period a year earlier was $.08. The provision for loan losses was increased $186 thousand during the three months ended March 31, 2011, representing a decrease of $194 thousand over the same period for the previous year. In addition, for the three months ended March 31, 2011, interest expense decreased $344 thousand, non-interest income decreased $7 thousand and non-interest expense increased $135 thousand due to a loss on sale of fixed assets due to the sale of the Tanglewood Branch of $70 thousand and increased salaries and employee benefits of $62 thousand.

Total interest income for the three months ended March 31, 2011 decreased $47 thousand to $2.7 million, a decrease of 1.7% over the same prior year period. This resulted primarily from decreased income on loans and fees on loans. Noninterest income for the three months period ended March 31, 2011, decreased 4.5% to $149 thousand versus the same time period for the prior year. The decrease was due primarily to no realized gains on sales of securities. Total interest expense for the three months period ended March 31, 2011, decreased $344 thousand to $789 thousand continuing the decline of rates paid on interest-bearing deposits accounts. Noninterest expense increased $135 thousand to $1.5 million for the three months ended March 31, 2011 as compared to the same period in 2010. Increased expense for salaries and employee benefits and loss related to the sale of the Tanglewood Branch accounted for the difference. Due to increased earnings for the three months period ended March 31, 2011, an income tax expense of $74 thousand was incurred versus an income tax benefit of $72 thousand for the same period in the previous year.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first three months of 2011 the provision for loan losses was $186 thousand as compared to $380 thousand provision for the same period in 2010. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year decrease in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2011 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $2.8 million at March 31, 2011. The allowance for loan losses to period end loans was 1.93% at March 31, 2011 compared to 2.06% and 2.01% at December 31, 2010 and March 31, 2010, respectively. The Company recovered balances previously charged off on loans in the amount of $5 thousand during the first three months of 2011. This compares with recoveries for the three months ended March 31, 2010 of $2 thousand. The Company charged-off loans in the amount of $468 thousand during the first three months of 2011 as compared to $23 thousand in charge-offs for the same nine months of 2010.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $7.6 million as of March 31, 2011 compared to $8.0 million as of December 31, 2010. The decrease in nonperforming assets occurred as a result of the write-off of two nonaccrual loans totaling $411 thousand that were fully reserved. Management is taking aggressive actions to mitigate any material losses related to nonperforming assets. As of March 31, 2011 the Company’s impaired loans with a valuation allowance amounted to $6.3 million, an increase of $2.0 million from December 31, 2010. The valuation allowance related to the impaired loans was $1.1 million at March 31, 2011 and $1.4 million at December 31, 2010.

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

The Company’s Tier I capital position was $32.3 million at March 31, 2011, or 20.35% of risk-weighted assets. Total risk-based capital was $34.0 million or 21.61% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at March 31, 2011.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2011, the Company’s leverage capital ratio was 12.92%.

During the first three months of 2011 Cardinal Bankshares has seen a decline in deposits, a small decrease in loans and a decrease in the provision for loan losses, while maintaining its history of being well capitalized and maintaining strong liquidity far exceeding minimum standards and equal or greater than its peers.

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

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman, President & Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Chief Financial Officer & Vice President

Date: May 11, 2011