Form 10-Q
period 2011-06-30
CARDINAL BANKSHARES CORP
filed 2011-08-12
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File No. 0-28780

CARDINAL BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1804471
(State of Incorporation)	(I.R.S. Employer Identification No.)

101 Jacksonville Circle, P. O. Box 215, Floyd, Virginia 24091

(Address of principal executive offices)

(540) 745-4191

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of August 4, 2011 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

June 30, 2011

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(UnAudited) June 30, 2011	(Audited) December 31, 2010

Assets
Cash and due from banks	$3,355	$2,948
Interest-bearing deposits	271	7,792
Federal funds sold	28,975	21,550
Investment securities available for sale, at fair value	47,948	42,644
Investment securities held to maturity	14,022	14,698
(fair value June 30, 2011 $14,408 – December 31, 2010 $14,780)
Restricted equity securities	602	575

Total loans	141,864	148,916
Allowance for loan losses	(3,054)	(3,073)

Net loans	138,810	145,843

Bank premises and equipment, net	2,963	3,846
Accrued interest receivable	903	954
Foreclosed assets	279	509
Bank owned life insurance	5,359	5,279
Other assets	2,745	2,430

Total assets	$246,232	$249,068

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$28,360	$28,264
Interest-bearing deposits	184,623	188,721

Total deposits	212,983	216,985

Accrued interest payable	87	111
Other liabilities	541	85

Total liabilities	213,611	217,181

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	13,960	13,439
Accumulated other comprehensive income, net	379	166

Total stockholders’ equity	32,621	31,887

Total liabilities and stockholders’ equity	$246,232	$249,068

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2011	2010	2011	2010
Interest income
Loans and fees on loans	$2,005	$2,226	$4,156	$4,394
Federal funds sold and securities purchased under agreements to resell	12	11	24	22
Investment securities:
Taxable	345	291	684	650
Exempt from federal income tax	168	188	341	372
Deposits with banks	—	1	1	1

Total interest income	2,530	2,717	5,206	5,439

Interest expense
Deposits	748	1,109	1,537	2,242

Total interest expense	748	1,109	1,537	2,242

Net interest income	1,782	1,608	3,669	3,197
Provision for loan losses	253	(109)	439	271

Net interest income after provision for loan losses	1,529	1,717	3,230	2,926

Noninterest income
Service charges on deposit accounts	55	48	102	96
Other service charges and fees	31	31	57	70
Net realized gains on sales of securities	43	93	43	98
Other operating income	94	67	170	131

Total noninterest income	223	239	372	395

Noninterest expense
Salaries and employee benefits	823	812	1,615	1,542
Occupancy and equipment	135	161	312	330
Foreclosed assets, Net	27	1	34	3
Loss on sale of fixed assets	12	—	82	—
Other operating expense	419	405	826	821

Total noninterest expense	1,416	1,379	2,869	2,696

Income before income taxes	336	577	733	625
Income tax expense (benefit)	15	106	89	34

Net Income	$321	$471	$644	$591

Basic earnings per share	$0.21	$0.31	$0.42	$0.39

Diluted earnings per share	$0.21	$0.31	$0.42	$0.39

Dividends declared per share	$0.08	$0.08	$0.08	$0.08

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Six Months Ended June 30,	2011	2010
Cash flows from operating activities
Net income	$644	$591
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	120	120
Accretion of discounts on securities, net of amortization of premiums	185	195
Provision for loan losses	439	271
Net realized (gains) losses on securities	(43)	(98)
Net realized (gains) losses on sale of foreclosed assets	20	21
Deferred compensation and pension expense (benefit)	—	—
Changes in operating assets and liabilities:
Accrued income	51	(102)
Other Assets	(444)	(39)
Accrued interest payable	(24)	7
Other liabilities	456	(175)

Net cash provided by operating activities	1,404	791

Cash flows from investing activities
Net increase (decrease) in interest-bearing deposits in banks	7,521	(4,876)
Net (increase) decrease in federal funds sold	(7,425)	2,425
Purchases of available for sale securities	(13,063)	(13,558)
Sales of available for sale securities	2,849	983
Maturities, calls and paydowns of available for sale securities	5,101	8,937
Purchases of held to maturity securities	—	(1,306)
Maturities, calls and paydowns of held to maturity securities	605	2,308
Call (purchase) of restricted equity securities	(27)	—
Proceeds from sale of foreclosed assets	210	10
Net decrease in loans	6,594	839
Net (purchases) dispositions of bank premises and equipment	763	(287)

Net cash provided (used) by investing activities	3,128	(4,525)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	96	1,188
Net increase (decrease) in interest-bearing deposits	(4,098)	2,007
Dividends Paid	(123)	(123)

Net cash (used in) provided by financing activities	(4,125)	3,072

Net increase (decrease) in cash and cash equivalents	407	(662)
Cash and cash equivalents, beginning	2,948	3,498

Cash and cash equivalents, ending	$3,355	$2,836

Supplemental disclosures of cash flow information
Interest paid	$1,561	$2,235
Income taxes paid	$296	$213

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$230

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

Note 2. Loans and Allowance for Loan Losses

The major components of loans in the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 are summarized below:

	2011	2010
Commercial	$6,573	$7,230
Real estate
Construction and land development	11,310	13,110
Residential, 1-4 families	27,834	29,961
Residential, 5 or more families	4,048	4,277
Farmland	1,295	1,274
Nonfarm, nonresidential	83,098	85,049
Agricultural	52	72
Consumer	2,839	2,923
Other	5,162	5,388

Gross loans	142,211	149,284
Unearned discount and net deferred loan fees and costs	(347)	(368)

Total loans	$141,864	$148,916

Changes in the allowance for loan losses are as follows:

Three months ended June 30, (In thousands)	2011	2010
Balance, at January 1	$3,073	$2,670
Provision charged to expense	439	271
Recoveries of amounts previously charged off	10	5
Loans charged off	(468)	(24)

Balance, at June 30	$3,054	$2,922

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

(In thousands)	2011	2010
Commitments to extend credit	$10,559	$15,208
Standby letters of credit	500	629

Total	$11,059	$15,837

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

As of June 30, 2011, the required employer contribution of $253 thousand for the plan year ending June 30, 2011, has been made. The Company expects contributions for the 2011-2012 plan year to be approximately $244 thousand.

Note 5. Fair Value

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$3,355	$3,355	$2,948	$2,948
Interest-bearing deposits with banks	271	271	7,792	7,792
Federal funds sold	28,975	28,975	21,550	21,550
Securities, available for sale	47,948	47,948	42,644	42,644
Securities, held to maturity	14,022	14,408	14,698	14,780
Restricted equity securities	602	602	575	575
Total loans	141,864	143,709	148,916	151,187
Accrued interest receivable	903	903	954	954

Financial liabilities
Deposits	212,983	214,086	216,985	218,256
Accrued interest payable	87	87	111	111
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	—	—	—	—

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

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1	–	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	–	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	–	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
June 30, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$3,943	$—	$3,943	$—
State and municipal securities	3,127	—	3,127	—
Mortgage-backed securities	38,624	—	38,624	—
Other securities	2,254	—	2,254	—

Investment securities available for sale	$47,948	$—	$47,948	$—

Total assets at fair value	$47,948	$—	$47,948	$—

(In Thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$3,724	$—	$3,724	$—
State and municipal securities	3,049	—	3,049	—
Mortgage-backed securities	32,823	1,040	31,783	—
Other securities	3,048	—	3,048	—

Investment securities available for sale	$42,644	$1,040	$41,604	$—

Total assets at fair value	$42,644	$1,040	$41,604	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

(In Thousands)
June 30, 2011	Total	Level 1	Level 2	Level 3
Commercial	$103	$—	$103	$—
Real Estate
Construction and land development	4,604	—	4,604	—
Residential, 1-4 families	12	—	12	—
Nonfarm, nonresidential	234	—	234	—

Impaired Loans	4,953	—	4,953	—
Foreclosed assets	279	—	279	—

Total assets at fair value	$5,232	$—	$5,232	$—

(In Thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Commercial	$134	$—	$134	$—
Real Estate
Construction and land development	3,567	—	3,567	—
Residential, 1-4 families	115	—	115	—
Nonfarm, nonresidential	511	—	511	—

Impaired Loans	4,317	—	4,317	—
Foreclosed assets	509	—	509	—

Total assets at fair value	$4,826	$—	$4,826	$—

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values follow:

June 30, 2011 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Government sponsored enterprises	$3,980	$9	$46	$3,943
State and municipal securities	2,994	133	—	3,127
Mortgage-backed securities	38,146	592	114	38,624
Other securities	2,254	15	15	2,254

	$47,374	$749	$175	$47,948

Held to maturity
State and municipal securities	$13,997	$422	$37	$14,382
Mortgage-backed securities	25	1	—	26

	$14,022	$423	$37	$14,408

December 31, 2010 (In thousands)
Available for sale
Government sponsored enterprises	$2,853	$30	$17	$2,866
State and municipal securities	2,994	66	11	3,049
Mortgage-backed securities	32,483	454	104	32,833
Other securities	4,063	15	182	3,896

	$42,393	$565	$314	$42,644

Held to maturity
State and municipal securities	$14,672	$279	$198	$14,753
Mortgage-backed securities	26	1	—	27

	$14,698	$280	$198	$14,780

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

Investment securities with amortized cost of approximately $6.6 million and $7.1 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the three-month period ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In thousands)
Realized gains, available for sale securities	$43	$93	$43	$94
Realized gains, held to maturity securities	—	—	—	4

	$43	$93	$43	$98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities (continued)

The scheduled maturities of debt securities available for sale and held to maturity at June 30, 2011 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

(In thousands)
Due in one year or less	$—	$—	$1,012	$1,021
Due after one year through five years	1,416	1,383	4,813	4,993
Due after five years through ten years	2,994	3,110	3,592	3,727
Due after ten years	42,964	43,455	4,605	4,667

	$47,374	$47,948	$14,022	$14,408

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 respectively.

	Less Than 12 Months		12 Months or More		Total
June 30, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$—	$—	$954	$46	$954	$46
State and municipal securities	267	10	411	27	678	37
Mortgage- backed securities	10,393	77	1,843	37	12,236	114
Other Securities	1,000	15	—	—	1,000	15

Total temporarily impaired securities	$11,660	$102	$3,208	$110	$14,868	$212

	Less Than 12 Months		12 Months or More		Total
December 31, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$982	$17	$—	$—	$982	$17
State and municipal securities	5,559	158	387	51	5,946	209
Mortgage- backed securities	12,054	100	668	4	12,722	104
Other Securities	1,016	8	1,327	174	2,343	182

Total temporarily impaired securities	$19,611	$283	$2,382	$229	$21,993	$512

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At June 30, 2011 the Company had 2 government-sponsored securities with an aggregate unrealized loss of approximately $46 thousand, 2 state and municipal securities with an aggregate unrealized loss of approximately $37 thousand, 30 mortgaged-backed securities with an aggregate unrealized loss of approximately $114 thousand and other securities with an aggregate unrealized loss of approximately $15 thousand. Management does not believe that gross unrealized losses, which totals 1.4% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S GAAP and IFRSs. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The amendments are not expected to have a significant impact on the Company.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update seeks to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The amendments are not expected to have a significant impact on the Company.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At June 30, 2011, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

FINANCIAL CONDITION

Total assets as of June 30, 2011 were $246.2 million, a decrease of 1.1% or $2.8 million from year-end 2010. Total loans decreased 4.8% or $7.1 million during the first six months of this year to $141.9 million.

The investment securities portfolio reflected an increase of 8.0% or $4.7 million during the first six months of the year. Federal funds sold increased 34.5% or $7.4 million during the first six months of the year to $29.0 million. Interest-bearing deposits decreased 96.5% or $7.5 million to $271 thousand over year-end 2010 as a result of decreased deposits.

As of June 30, 2011, total deposits were $213.0 million down 1.8% or $4.0 million compared to year-end 2010. Non-interest-bearing core deposits increased to $28.4 million as compared to $28.3 million at year-end 2010. Interest-bearing deposits decreased 2.2% or $4.1 million to $184.6 million. Deposits greater than $100 thousand amounted to $52.6 million at June 30, 2011 as compared to $60.9 million at year-end 2010.

Stockholders’ equity was $32.6 million as of June 30, 2011 compared to $31.9 million as of December 31, 2010. Net income of $644 thousand for the period combined with an increase in accumulated other comprehensive income of $213 thousand less dividends paid of $123 thousand accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2011 was $644 thousand, an increase of 9.0% compared to $591 thousand for the six months ended June 30, 2010. Net income for the three months ended June 30, 2011 was $321 thousand, a decrease of 31.8% compared to $471 thousand for the three months ended June 30, 2010. Diluted earnings per share increased 7.7% to $.42 for the six months ended June 30, 2011. Diluted earnings per share for the same period a year earlier was $.39. Diluted earnings per share decreased 32.3% to $.21 for the three months ended June 30, 2011. Diluted earnings per share for the same period a year earlier was $.31. The provision for loan losses was $439 thousand during the six months ended June 30, 2011, representing an increase of $168 thousand over the same period for the previous year. The provision for loan losses was $253 thousand during the three months ended June 30, 2011, representing an increase of $362 thousand over the same period for the previous year. In addition, for the six months ended June 30, 2011, interest expense decreased $705 thousand due to decreased rates paid on deposits, non-interest income decreased $23 thousand due to decreased net realized gains on sales of securities, and non-interest expense increased $173 thousand due to a $73 increase in salaries and employee benefits, loss on sale of other real estate owned of $34 thousand and a loss on sale of fixed assets of $82 thousand due to the sale of the Tanglewood Branch and replacement of ATM’s. During the three months ended June 30, 2011, interest expense decreased $361 thousand due to decreased rates on paid on deposits, non-interest income decreased $16 thousand due to decreased net realized gains on sales of securities, and non-interest expense increased $37 thousand due to loss on sale of other real estate of $27 thousand and loss on replacement of ATM’s of $12 thousand.

Total interest income for the six months ended June 30, 2011 decreased $233 thousand to $5.2 million, a decrease of 4.3% over the same prior year period. This resulted from decreased income on loans and fees on loans as the loan portfolio decreased due to continued poor economic conditions. Total interest income for the three months ended June 30, 2011, decreased $187 thousand to $2.5 million, a decrease of 6.9% over the same prior year period.

Due to increased earnings for the six months ended June 30, 2011, an income tax expense of $89 thousand was incurred versus and income tax expense of $34 thousand for the same period in the previous year. Due to decreased earnings during the three months ended June 30, 2011, an income tax expense of $15 thousand was incurred versus and income tax expense of $106 thousand for the same period in the previous year.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first six months of 2011 the provision for loan losses was $439 thousand as compared to $271 thousand provision for the same period in 2010. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2011 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $3.1 million at June 30, 2011. The allowance for loan losses to period end loans was 2.15% at June 30, 2011 compared to 2.06% and 1.96% at December 31, 2010 and June 30, 2010, respectively. The Company recovered balances previously charged off on loans in the amount of $10 thousand during the first six months of 2011. This compares with recoveries for the six months ended June 30, 2010 of $5 thousand. The Company charged-off loans in the amount of $468 thousand during the first six months of 2011 as compared to $24 thousand in charge-offs for the same six months of 2010.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $8.7 million as of June 30, 2011 compared to $8.0 million as of December 31, 2010. The increase in nonperforming assets occurred as a result of a net increase in the nonaccrual loans of $715 thousand, which included write-offs of $418 thousand and a decrease in other real estate owned due to sale of $230 thousand. Management is taking aggressive actions to mitigate any material losses related to nonperforming assets. As of June 30, 2011 the Company’s impaired loans with a valuation allowance amounted to $5.0 million, an increase of $626 thousand from December 31, 2010. The valuation allowance related to the impaired loans was $1.4 million at June 30, 2011 and $1.4 million at December 31, 2010.

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

The Company’s Tier I capital position was $32.2 million at June 30, 2011, or 20.72% of risk-weighted assets. Total risk-based capital was $34.2 million or 21.98% of risk-weighted assets

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Cardinal Bankshares is categorized as well capitalized at June 30, 2011.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2011, the Company’s leverage capital ratio was 13.02%.

During the first six months of 2011 Cardinal Bankshares has seen a decline in deposits, loans and provision for loan losses, while maintaining its history of being well capitalized and maintaining strong liquidity far exceeding minimum standards and equal or greater than its peers.

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

Part II. OTHER INFORMATION

Item:	1	Legal proceedings – None

	1A.	Risk factors

Under the category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II, Item 1A of its Form 10-Q.

	2	Unregistered sales of equity securities and use of proceeds - None

	3	Defaults upon senior securities - None

	4	Removed and Reserved

	5	Other information - None

	6	Exhibits

31.1	–	Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)
31.2	–	Certification of Chief Financial Officer Pursuant To Rule 13a-14(a)
32.1	–	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101	–

The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman, President & Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Chief Financial Officer & Vice President

Date: August 4, 2011