Form 10-Q
period 2011-09-30
CARDINAL BANKSHARES CORP
filed 2011-11-10
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of November 9, 2011 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

September 30, 2011

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

	(UnAudited)	(Audited)
(In thousands, except share data)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$3,305	$2,948
Interest-bearing deposits	8,879	7,792
Federal funds sold	33,400	21,550
Investment securities available for sale, at fair value	44,508	42,644
Investment securities held to maturity (fair value September 30, 2011 $14,685 - December 31, 2010 $14,780)	14,064	14,698
Restricted equity securities	596	575

Total loans	140,692	148,916
Allowance for loan losses	(3,169)	(3,073)

Net loans	137,523	145,843

Bank premises and equipment, net	2,918	3,846
Accrued interest receivable	742	954
Foreclosed assets	279	509
Bank owned life insurance	5,399	5,279
Other assets	2,559	2,430

Total assets	$254,172	$249,068

Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$30,643	$28,264
Interest-bearing deposits	189,716	188,721

Total deposits	220,359	216,985

Accrued interest payable	78	111
Other liabilities	667	85

Total liabilities	221,104	217,181

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	14,250	13,439
Accumulated other comprehensive income, net	536	166

Total stockholders’ equity	33,068	31,887

Total liabilities and stockholders’ equity	$254,172	$249,068

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2011	2010	2011	2010
Interest income
Loans and fees on loans	$1,928	$2,217	$6,084	$6,611
Federal funds sold and securities purchased under agreements to resell	13	11	37	33
Investment securities:
Taxable	340	321	1,025	971
Exempt from federal income tax	168	177	508	550
Deposits with banks	—	2	1	3

Total interest income	2,449	2,728	7,655	8,168

Interest expense
Deposits	754	1,109	2,291	3,352

Total interest expense	754	1,109	2,291	3,352

Net interest income	1,695	1,619	5,364	4,816
Provision for loan losses	76	90	515	361

Net interest income after provision for loan losses	1,619	1,529	4,849	4,455

Noninterest income
Service charges on deposit accounts	59	48	161	145
Other service charges and fees	33	27	89	97
Net realized gains on sales of securities	1	—	44	98
Other operating income	41	67	212	198

Total noninterest income	134	142	506	538

Noninterest expense
Salaries and employee benefits	886	836	2,501	2,378
Occupancy and equipment	155	186	467	517
Foreclosed assets, Net	4	48	37	51
Loss on sale of fixed assets	—	—	82	—
Other operating expense	386	361	1,212	1,182

Total noninterest expense	1,431	1,431	4,299	4,128

Income before income taxes	322	240	1,056	865
Income tax expense (benefit)	33	2	122	36

Net Income	$289	$238	$934	$829

Basic earnings per share	$0.19	$0.16	$0.61	$0.54

Diluted earnings per share	$0.19	$0.16	$0.61	$0.54

Dividends declared per share	$—	$—	$0.08	$0.08

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

(In thousands) Nine Months Ended September 30,	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$15,357	$2,925	$13,439	$166	$31,887
Comprehensive income
Net Income	—	—	934	—	934
Net Unrealized securities gains arising during the period, net of taxes of $206	—	—	—	399	399
Realized securities gains, net of taxes of $(15)	—	—	—	(29)	(29)

Total comprehensive income					1,304
Cash dividend declared
($0.08 per share)	—	—	(123)		(123)

Balance, September 30, 2011	$15,357	$2,925	$14,250	$536	$33,068

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Nine Months Ended September 30,	2011	2010
Cash flows from operating activities
Net income	$934	$829
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	173	191
Accretion of discounts on securities, net of amortization of premiums	281	290
Provision for loan losses	515	361
Net realized (gains) losses on securities	(44)	(98)
Net realized (gains) losses on sale of foreclosed assets	20	69
Net realized (gains) losses on sale of fixed assets	82	—
Deferred compensation and pension expense (benefit)	—	—
Changes in operating assets and liabilities:
Accrued income	212	152
Other assets	(440)	(16)
Accrued interest payable	(33)	8
Other liabilities	582	(71)

Net cash provided by operating activities	2,282	1,715

Cash flows from investing activities
Net increase (decrease) in interest-bearing deposits in banks	(1,087)	(9,304)
Net (increase) decrease in federal funds sold	(11,850)	1,975
Purchases of available for sale securities	(13,381)	(15,683)
Sales of available for sale securities	2,849	983
Maturities, calls and paydowns of available for sale securities	9,008	12,293
Purchases of held to maturity securities	(347)	(1,306)
Maturities, calls and paydowns of held to maturity securities	965	2,756
Call (purchase) of restricted equity securities	(21)	—
Proceeds from sale of foreclosed assets	210	120
Net decrease in loans	7,805	(1,632)
Net (purchases) dispositions of bank premises and equipment	673	(303)

Net cash provided (used) by investing activities	(5,176)	(10,101)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	2,379	1,497
Net increase (decrease) in interest-bearing deposits	995	7,096
Dividends paid	(123)	(123)

Net cash (used in) provided by financing activities	3,251	8,470

Net increase (decrease) in cash and cash equivalents	357	84
Cash and cash equivalents, beginning	2,948	3,498

Cash and cash equivalents, ending	$3,305	$3,582

Supplemental disclosures of cash flow information
Interest paid	$2,324	$3,344
Income taxes paid	$358	$251

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$437

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain previously reported amounts have been reclassified to conform to current presentations. The December 31, 2010 information is derived from audited financial statements and the September 30, 2011 information is derived from unaudited financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses

The major components of loans in the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 are summarized below:

	2011	2010

Commercial	$6,304	$7,230
Real estate
Construction and land development	11,083	13,110
Residential, 1-4 families	27,126	29,961
Residential, 5 or more families	4,749	4,277
Farmland	1,205	1,274
Nonfarm, nonresidential	83,024	85,049
Agricultural	5	72
Consumer	2,715	2,923
Other	4,814	5,388

Gross loans	141,025	149,284
Unearned discount and net deferred loan fees and costs	(333)	(368)

Total loans	$140,692	$148,916

As a part of the ongoing monitoring of the credit quality of the loan portfolio, management tracts certain credit quality indicators including trends related to (i) the risk grade assigned to commercial and consumer loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions in the Company’s geographic markets.

The Company uses a risk grading system to assign a risk grad to each of its loans. Loans are graded on a quantitative scale ranging from one through four levels of pass through doubtful.

The following table presents the loan portfolio by credit quality indicator (risk grade) as of September 30, 2011 and December 31, 2010. Those loans with a risk grade above special mention have been combined in the pass column for presentation purposes.

	0000000	0000000	0000000	0000000	0000000
September 30, 2011 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans

Commercial	$3,441	$—	$2,863	$—	$6,304
Real Estate	104,764	2,542	19,881	—	127,187
Agriculture	5	—	—	—	5
Consumer	2,715	—	—	—	2,715
Other	4,814	—	—	—	4,814

Total loans	$115,739	$2,542	$22,744	$—	$141,025

	0000000	0000000	0000000	0000000	0000000
December 31, 2010 (In thousands)	Pass	Special Mention	Sub- Standards	Doubtful	Total Loans

Commercial	$7,077	$—	$153	$—	$7,230
Real Estate	120,313	4,940	5,421	2,997	133,671
Agriculture	72	—	—	—	72
Consumer	2,923	—	—	—	2,923
Other	5,388	—	—	—	5,388

Total loans	$135,773	$4,940	$5,574	$2,997	$149,284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

A loan’s risk grade is assigned at the inception of the loan and is based on the financial strength of the borrower and the type of collateral. Loan risk grades are subject to reassessment at various times throughout the year as part of the Company’s ongoing loan review process. Loans with an assigned risk grade of substandard or below and an outstanding amount of $500,000.00 or more are reassessed on a quarterly basis. During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired.

Loans are considered past due if the required principal and interest payments have nit been received as of the date such payments were due. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provision. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Accruing Loans
September 30, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$2	$174	$176	$—	$6,128	$6,304
Real Estate	2,138	—	2,138	12,327	112,722	127,187
Agriculture	—	—	—	—	5	5
Consumer	3	—	3	—	2,712	2,715
Other	—	—	—	—	4,814	4,814

Total loans	$2,143	$174	$2,317	$12,327	$126,381	$141,025

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Accruing Loans
December 31, 2010 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$50	$—	$50	$—	$7,180	$7,230
Real Estate	2,546	—	2,546	7,471	123,654	133,671
Agriculture	—	—	—	—	72	72
Consumer	—	—	—	—	2,923	2,923
Other	—	—	—	—	5,388	5,388

Total loans	$2,596	$—	$2,596	$7,471	$139,217	$149,284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following table details impaired loan data as of September 30, 2011 and December 31, 2010:

	0000000000	0000000000	0000000000	0000000000	0000000000
September 30, 2011 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected

With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate	11,042	—	11,087	264	326
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	11,042	—	11,087	264	326

With an Allowance Recorded
Commercial	185	53	182	10	4
Real Estate	9,479	1,424	9,967	43	95
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	9,664	1,477	10,149	53	99

Total
Commercial	185	53	182	10	4
Real Estate	20,521	1,424	21,054	307	421
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	$20,706	$1,477	$21,236	$317	$425

	0000000000	0000000000	0000000000	0000000000	0000000000
December 31, 2010 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected

With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate	4,291	—	4,293	169	210
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	4,291	—	2,293	169	210

With an Allowance Recorded
Commercial	152	17	167	12	12
Real Estate	5,564	1,372	6,556	33	36
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	5,716	1,389	6,723	45	48

Total
Commercial	152	17	167	12	12
Real Estate	9,855	1,372	9,130	202	281
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	$10,007	$1,389	$9,297	$214	$293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for September 30, 2011 and September 30, 2010. Allocation portion of the allowance to one category of loans does not preclude its activity to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

September 30, 2011 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Commercial	$99	$50	$1	$35	$85
Real Estate	2,877	419	42	480	2,980
Agriculture	2	—	—	—	2
Consumer	34	—	3	—	37
Other	61	—	4	—	65

	$3,073	$469	$50	$515	$3,169

September 30, 2010 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Commercial	$127	$19	$4	$(33)	$79
Real Estate	2,373	243	—	394	2,524
Agriculture	3	—	—	—	3
Consumer	52	5	—	—	47
Other	115	—	4	—	119

	$2,670	$267	$8	$361	$2,772

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Commitments and Contingencies

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Company’s commitments at September 30, 2011 and December 31, 2010 are as follows:

(In thousands)	September 30, 2011	December 31, 2010

Commitments to extend credit	$12,394	$9,594
Standby letters of credit	384	503

Total	$12,778	$10,097

Note 4. Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan, which covers all of its employees hired before October 1, 2008. Effective October 1, 2009 the Bank terminated its single employer plan with the Virginia Bankers Association (VBA). In conjunction with this transaction, the Bank adopted the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra), a multiemployer plan. All plan assets and liabilities were transferred from the VBA plan to the Pentegra Plan. GAAP states the determining factor for recording pension expense or a liability for employers participating in a multiemployer plan is the amount of the contribution required for the period.

As of September 30, 2011, the required employer contribution of $253 thousand for the plan year ending June 30, 2011, has been made. The Company expects contributions for the 2011-2012 plan year to be approximately $252 thousand.

Note 5. Fair Value

The estimated fair values of the Company’s financial instruments are as follows:

(In thousands)	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$3,305	$3,305	$2,948	$2,948
Interest-bearing deposits with banks	8,879	8,879	7,792	7,792
Federal funds sold	33,400	33,400	21,550	21,550
Securities, available for sale	44,508	44,508	42,644	42,644
Securities, held to maturity	14,064	14,685	14,698	14,780
Restricted equity securities	596	596	575	575
Total loans	140,692	143,808	148,916	151,187
Accrued interest receivable	742	742	954	954
Bank Owned Life Insurance	5,399	5,399	5,279	5,279

Financial liabilities
Deposits	220,359	221,404	216,985	218,256
Accrued interest payable	78	78	111	111
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	12,778	12,778	10,097	10,097

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Fair Value (continued)

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observerable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	000000	000000	000000	000000
(In thousands)
September 30, 2011	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$1,957	$—	$1,957	$—
State and municipal securities	3,547	—	3,547	—
Mortgage-backed securities	36,855	—	36,855	—
Other securities	2,149	—	2,149	—

Investment securities available for sale	$44,508	$—	$44,508	$—

Total assets at fair value	$44,508	$—	$44,508	$—

	000000	000000	000000	000000
(In thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$3,724	$—	$3,724	$—
State and municipal securities	3,049	—	3,049	—
Mortgage-backed securities	32,823	1,040	31,783	—
Other securities	3,048	—	3,048	—

Investment securities available for sale	$42,644	$1,040	$41,604	$—

Total assets at fair value	$42,644	$1,040	$41,604	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

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

(In thousands)
September 30, 2011	Total	Level 1	Level 2	Level 3
Loans:
Commercial	$133	$—	$133	$—
Real Estate
Construction and land development	4,442	—	4,442	—
Residential, 1-4 families	744	—	744	—
Nonfarm, nonresidential	2,868	—	2,868	—

Impaired Loans	8,187	—	8,187	—
Foreclosed assets	279	—	279	—

Total assets at fair value	$8,466	$—	$8,466	$—

(In thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Loans:
Commercial	$134	$—	$134	$—
Real Estate
Construction and land development	3,567	—	3,567	—
Residential, 1-4 families	115	—	115	—
Nonfarm, nonresidential	511	—	511	—

Impaired Loans	4,327	—	4,327	—
Foreclosed assets	509	—	509	—

Total assets at fair value	$4,836	$—	$4,836	$—

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values follow:

September 30, 2011 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Government sponsored enterprises	$1,982	$22	$47	$1,957
State and municipal securities	3,311	236	—	3,547
Mortgage-backed securities	36,167	798	110	36,855
Other securities	2,236	3	90	2,149

	$43,696	$1,059	$247	$44,508

Held to maturity
State and municipal securities	$14,040	$629	$9	$14,660
Mortgage-backed securities	24	1	—	25

	$14,064	$630	$9	$14,685

December 31, 2010 (In thousands)

Available for sale
Government sponsored enterprises	$2,853	$30	$17	$2,866
State and municipal securities	2,994	66	11	3,049
Mortgage-backed securities	32,483	454	104	32,833
Other securities	4,063	15	182	3,896

	$42,393	$565	$314	$42,644

Held to maturity
State and municipal securities	$14,672	$279	$198	$14,753
Mortgage-backed securities	26	1	—	27

	$14,698	$280	$198	$14,780

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

Investment securities with amortized cost of approximately $6.6 million and $7.1 million at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the three-month period ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

(In thousands)
Realized gains, available for sale securities	$1	$—	$44	$94
Realized gains, held to maturity securities	—	—	—	4

	$1	$—	$44	$98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities (continued)

The scheduled maturities of debt securities available for sale and held to maturity at September 30, 2011 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$—	$—	$768	$773
Due after one year through five years	2,209	2,188	5,485	5,688
Due after five years through ten years	2,485	2,679	3,209	3,382
Due after ten years	39,002	39,641	4,602	4,842

	$43,696	$44,508	$14,064	$14,685

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 respectively.

	00000	00000	00000	00000	00000	00000
	Less Than 12 Months		12 Months or More		Total
September 30, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$—	$—	$953	$47	$953	$47
State and municipal securities	274	3	432	6	706	9
Mortgage- backed securities	4,383	34	3,472	76	7,855	110
Other Securities	926	90	—	—	926	90

Total temporarily impaired securities	$5,583	$127	$4,857	$129	$10,440	$256

	00000	00000	00000	00000	00000	00000
	Less Than 12 Months		12 Months or More		Total
December 31, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$982	$17	$—	$—	$982	$17
State and municipal securities	5,559	158	387	51	5,946	209
Mortgage- backed securities	12,054	100	668	4	12,722	104
Other Securities	1,016	8	1,327	174	2,343	182

Total temporarily impaired securities	$19,611	$283	$2,382	$229	$21,993	$512

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At September 30, 2011 the Company had 2 government-sponsored securities with an aggregate unrealized loss of approximately $47 thousand, 2 state and municipal securities with an aggregate unrealized loss of approximately $9 thousand, 20 mortgaged-backed securities with an aggregate unrealized loss of approximately $110 thousand and 3 other securities with an aggregate unrealized loss of approximately $90 thousand. Management does not believe that gross unrealized losses, which totals 2.5% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, Intangibles – Goodwill and Other Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test as described in previous guidance under Topic 350. The amendments are effective for fiscal years beginning December 15, 2011. Early adoption is permitted. The amendments are not expected to have a significant impact on the Company.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

Note 8. Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Organization

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At September 30, 2011, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

Services

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

Overview

The management of Cardinal Bankshares, in conjunction with its Board of Directors, continues to focus on shareholder value while maintaining a safe and sound institution for its customers. Several aspects of Cardinal’s current financial condition demonstrate this core value.

Banks are evaluated in light of three major regulatory capital ratios. Cardinal maintains these ratios at multiples of least two times the minimum standards required for both the holding company and bank. While capital ratios are an excellent indicator of a bank’s financial strength they are also an indicator of a bank’s ability to withstand financial turmoil such as the recent economic recession.

Cardinal’s management recognized the increased level of risk inherent in lending due to the aforementioned recession. Accordingly, Cardinal has prudently increased its allowance for loan losses as necessary. This action has wisely prevented placing Cardinal in a vulnerable position. Cardinal’s capital position combined with its loan loss reserve allows the Company to address any actual or potential loan losses while continuing to maintain a solid financial position with which to serve its customers.

Cardinal maintains abundant liquidity in order to maintain adequate funding for customer withdraws, loans, investments and daily clearing of transactions. Although the amount of liquidity has some negative impact on earnings, the highly liquid position allows Cardinal to have great flexibility to react to economic conditions.

Cardinal has continued to be profitable on a consistent basis, with the after-tax profit for the first nine-months of this year 12.7% ahead of the same period last year. This consistent profitability has been achieved by effective cost control, attention to and adjustment of rates paid on deposits and sound conservative lending practices that have minimized credit losses. In addition, consistent profitability has allowed Cardinal to pay a regular semi-annual dividend while increasing equity and long-term shareholder value.

During a period of prolonged economic distress, in which many banks have failed or are faltering, Cardinal has improved its capital ratios, continuously been profitable and has paid a dividend. Finally, the company has achieved a Return on Equity and Return on Investment on par or exceeding its peer group.

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

FINANCIAL CONDITION

Total assets as of September 30, 2011 were $254.2 million, an increase of 2.0% or $5.1 million from year-end 2010. Total loans decreased 5.5% or $8.2 million during the first nine months of this year to $140.7 million.

The investment securities portfolio reflected an increase of 2.2% or $1.3 million during the first nine months of the year. Federal funds sold increased 55.0% or $11.9 million during the first nine months of the year to $33.4 million. Interest-bearing deposits increased 14.0% or $1.1 million to $8.9 million during the first nine months of the year.

As of September 30, 2011, total deposits were $220.4 million an increase of 1.6% or $3.4 million compared to year-end 2010. Non-interest-bearing core deposits increased to $30.6 million as compared to $28.3 million at year-end 2010. Interest-bearing deposits decreased 0.5% or $995 thousand to $189.7 million. Deposits greater than $100 thousand amounted to $51.9 million at September 30, 2011 as compared to $60.9 million at year-end 2010.

Stockholders’ equity was $33.1 million as of September 30, 2011 compared to $31.9 million as of December 31, 2010. Net income of $934 thousand for the period combined with an increase in accumulated other comprehensive income of $370 thousand less dividends paid of $123 thousand accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2011 was $934 thousand, an increase of 12.7% compared to $829 thousand for the nine months ended September 30, 2010. Net income for the three months ended September 30, 2011 was $287 thousand, an increase of 21.4% compared to $238 thousand for the three months ended September 30, 2010. Diluted earnings per share increased 13.0% to $.61 for the nine months ended September 30, 2011. Diluted earnings per share for the same period a year earlier was $.54. Diluted earnings per share increased 18.8% to $.19 for the three months ended September 30, 2011. Diluted earnings per share for the same period a year earlier was $.16. The provision for loan losses was $515 thousand during the nine months ended September 30, 2011, representing an increase of $154 thousand over the same period for the previous year. The provision for loan losses was $76 thousand during the three months ended September 30, 2011, representing a decrease of $14 thousand over the same period for the previous year. In addition, for the nine months ended September 30, 2011, interest expense decreased $1.1 million due to decreased rates paid on deposits, non-interest income decreased $32 thousand due to decreased net realized gains on sales of securities, and non-interest expense increased $171 thousand due to increased salaries and employee benefits and a loss on sale of fixed assets of $82 thousand due to the sale of the Tanglewood Branch and replacement of ATM’s. During the three months ended September 30, 2011, interest expense decreased $355 thousand due to decreased rates on paid on deposits, non-interest income decreased $8 thousand due to decreased net realized gains on sales of securities, and non-interest expense remained unchanged at $1.4 million.

Total interest income for the nine months ended September 30, 2011 decreased $513 thousand to $7.7 million, a decrease of 6.3% over the same prior year period. This resulted from decreased income on loans and fees on loans as the loan portfolio decreased due to continued poor economic conditions. Total interest income for the three months ended September 30, 2011, decreased $279 thousand to $2.4 million, a decrease of 10.2% over the same prior year period.

Due to increased earnings for the nine months ended September 30, 2011, an income tax expense of $122 thousand was incurred versus and income tax expense of $36 thousand for the same period in the previous year. Due to increased earnings during the three months ended September 30, 2011, an income tax expense of $33 thousand was incurred versus and income tax expense of $2 thousand for the same period in the previous year.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first nine months of 2011 the provision for loan losses was $515 thousand as compared to $361 thousand provision for the same period in 2010. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year increase in the provision for loan losses was felt appropriate. Management believes the provision recorded in 2011 maintains the allowance at a level adequate to cover potential losses.

The allowance for loan losses totaled $3.2 million at September 30, 2011. The allowance for loan losses to period end loans was 2.25% at June 30, 2011 compared to 2.06% and 1.84% at December 31, 2010 and June 30, 2010, respectively. The Company recovered balances previously charged off on loans in the amount of $50 thousand during the first nine months of 2011. This compares with recoveries for the nine months ended September 30, 2010 of $8 thousand. The Company charged-off loans in the amount of $469 thousand during the first nine months of 2011 as compared to $267 thousand in charge-offs for the same nine months of 2010.

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

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $12.8 million as of September 30, 2011 compared to $8.0 million as of December 31, 2010. The increase in nonperforming assets occurred as a result of a net increase in the nonaccrual loans of $4.8 million, which included write-offs of $469 thousand and an increase in over 90 days old loans of $174 thousand and a decrease in other real estate owned due to sale of $230 thousand. Management is taking aggressive actions to mitigate any material losses related to nonperforming assets. As of September 30, 2011 the Company’s impaired loans with a valuation allowance amounted to $8.2 million, an increase of $3.9 million from December 31, 2010. The valuation allowance related to the impaired loans was $1.5 million at September 30, 2011 and $1.4 million at December 31, 2010.

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

CAPITAL RESOURCES

Cardinal Bankshares and Bank of Floyd capital positions provide the necessary assurance required to support anticipated asset growth and to absorb potential losses.

The Cardinal Bankshares Tier I capital position was $32.5 million at September 30, 2011, or 20.84% of risk-weighted assets. Total risk-based capital was $34.5 million or 22.10% of risk-weighted assets. The Bank of Floyd Tier I capital position was $23.0 million at September 30, 2011, or 15.41% of risk-weighted assets. Total risk-based capital was $24.9 million or 16.66% of risk-weighted assets.

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, both Cardinal Bankshares and Bank of Floyd are categorized as well capitalized at September 30, 2011.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At September 30, 2011, Cardinal Bankshares and Bank of Floyd leverage capital ratios were 13.06% and 9.48%, respectively.

During the first nine months of 2011 Cardinal Bankshares and Bank of Floyd have seen an increase in deposits and provision for loan losses and a decrease in loans, while maintaining their history of being well capitalized and maintaining strong liquidity far exceeding minimum standards and equal or greater than its peers.

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

3.1 Articles of Incorporation – filed as exhibit to the Registrant’s Registration Statement on Form 8-A filed with the Commission on August 16, 1996.

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1359, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 - The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

Date: November 9, 2011