Form 10-Q/A
period 2011-03-31
CARDINAL BANKSHARES CORP
filed 2011-12-05
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of December 5, 2011 was 1,535,733.

Explanatory Note

Cardinal Bankshares Corporation (the “Company”) files this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 that was originally filed with Securities and Exchange Commission on May 11, 2011 (the “Original Filing”.) We file this Form 10-Q/A to correct the inadvertent omission of the additional required disclosures regarding Loans and the Allowance for Loan Losses contained in Part I, Item 1, Note 2 of the Consolidated Financial Statements in the Original Filing. The appropriate information is set forth in the revised tables included in this Form 10-Q/A.

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way other disclosures made in the Form 10-Q.

Pursuant to Exchange Act Rule 12b-5, new certifications by the Company’s principal executive officer and principal financial officer are filed or furnished with this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Notes to Consolidated Financial Statements

Note 2. Loans and Allowance for Loan Losses

The major components of loans in the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 are summarized below (in thousands):

	2011	2010

Commercial	$6,963	$7,230
Real estate
Construction and land development	11,967	13,110
Residential, 1-4 families	28,605	29,961
Residential, 5 or more families	4,247	4,277
Farmland	1,320	1,274
Nonfarm, nonresidential	84,119	85,049
Agricultural	17	72
Consumer	2,973	2,923
Other	5,236	5,388

Gross loans	145,447	149,284
Unearned discount and net deferred loan fees and costs	(356)	(368)

Total loans	$145,091	$148,916

As a part of the ongoing monitoring of the credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade assigned to commercial and consumer loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions in the Company’s geographic markets.

The Company uses a risk grading system to assign a risk grade to each of its loans. Loans are graded on a quantitative scale ranging from one through four levels of pass through doubtful.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2011 and December 31, 2010. Those loans with a risk grade above special mention have been combined in the pass column for presentation purposes.

March 31, 2011 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans

Commercial	$6,821	$—	$142	$—	$6,963
Real Estate	114,785	4,939	7,949	2,585	130,258
Agriculture	17	—	—	—	17
Consumer	2,973	—	—	—	2,973
Other	5,236	—	—	—	5,236

Total loans	$129,832	$4,939	$8,091	$2,585	$145,447

December 31, 2010 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans

Commercial	$7,077	$—	$153	$—	$7,230
Real Estate	120,313	4,940	5,421	2,997	133,671
Agriculture	72	—	—	—	72
Consumer	2,923	—	—	—	2,923
Other	5,388	—	—	—	5,388

Total loans	$135,773	$4,940	$5,574	$2,997	$149,284

A loan’s risk grade is assigned at the inception of the loan and is based on the financial strength of the borrower and the type of collateral. Loan risk grades are subject to reassessment at various times throughout the year as part of the Company’s ongoing loan review process. Loans with an assigned risk grade of substandard or below and an outstanding amount of $500 thousand or more are reassessed on a quarterly basis. During this reassessment process individual reserves may be identified and placed against certain loans that are considered impaired.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provision. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010.

	Accruing Loans
March 31, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$—	$—	$—	$—	$6,963	$6,963
Real Estate	—	2,500	2,500	7,089	120,669	130,258
Agriculture	—	—	—	—	17	17
Consumer	—	—	—	—	2,973	2,973
Other	—	—	—	—	5,236	5,236

Total loans	$—	$2,500	$2,500	$7,089	$135,858	$145,447

	Accruing Loans
December 31, 2010 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$50	$—	$50	$—	$7,180	$7,230
Real Estate	2,546	—	2,546	7,471	123,654	133,671
Agriculture	—	—	—	—	72	72
Consumer	—	—	—	—	2,923	2,923
Other	—	—	—	—	5,388	5,388

Total loans	$2,596	$—	$2,596	$7,471	$139,217	$149,284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following table details impaired loan data as of March 31, 2011 and December 31, 2010:

March 31, 2011 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected

With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate	6,786	—	6,789	64	46
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	6,786	—	6,789	64	46

With an Allowance Recorded
Commercial	142	18	147	3	1
Real Estate	7,339	1,130	7,337	27	26
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	7,481	1,148	7,484	30	27

Total
Commercial	142	18	147	3	1
Real Estate	14,125	1,130	14,126	91	72
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	$14,267	$1,148	$14,273	$94	$73

December 31, 2010 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected

With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate	4,291	—	4,293	169	210
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	4,291	—	4,293	169	210

With an Allowance Recorded
Commercial	152	17	167	12	12
Real Estate	5,564	1,372	4,837	33	71
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	5,716	1,389	5,004	45	83

Total
Commercial	152	17	167	12	12
Real Estate	9,855	1,372	9,130	202	281
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	$10,007	$1,389	$9,297	$214	$293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three-month periods ended March 31, 2011 and March 31, 2010. Allocation portion of the allowance to one category of loans does not preclude its activity to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2011 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Commercial	$99	$50	$—	$—	$49
Real Estate	2,877	418	—	186	2,645
Agriculture	2	—	—	—	2
Consumer	34	—	3	—	37
Other	61	—	2	—	63

	$3,073	$468	$5	$186	$2,796

March 31, 2010 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Commercial	$127	$19	$—	$15	$123
Real Estate	2,373	—	—	365	2,738
Agriculture	3	—	—	—	3
Consumer	52	4	—	—	48
Other	115	—	2	—	117

	$2,670	$23	$2	$380	$3,029

Part II. OTHER INFORMATION

Item: 6	Exhibits

31.1	–	Certification of Chief Executive Officer Pursuant To Rule 13a-14(a)

31.2	–	Certification of Chief Financial Officer Pursuant To Rule 13a-14(a)

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman, President & Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Vice President & Chief Financial Officer

Date: December 5, 2011