Form 10-Q/A
period 2011-06-30
CARDINAL BANKSHARES CORP
filed 2011-12-06
CIK 1022759

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

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

June 30, 2011

Explanatory Note

Cardinal Bankshares Corporation (the “Company”) files this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 that was originally filed with Securities and Exchange Commission on August 12, 2011 (the “Original Filing”.) We file this Form 10-Q/A to correct the inadvertent omission of the additional required disclosures regarding loans and the allowance for loan losses contained in Part I, Item 1, Note 2 of the Consolidated Financial Statements in the Original Filing. The appropriate information is set forth in the revised tables included in this Form 10-Q/A.

Other than the correction of minor typographical errors, no other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way other disclosures made in the Form 10-Q.

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

Note 2. Loans and Allowance for Loan Losses

The major components of loans in the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 are summarized below:

	2010	2011
Commercial	$6,573	$7,230
Real estate
Construction and land development	11,310	13,110
Residential, 1-4 families	27,834	29,961
Residential, 5 or more families	4,048	4,277
Farmland	1,295	1,274
Nonfarm, nonresidential	83,098	85,049
Agricultural	52	72
Consumer	2,839	2,923
Other	5,162	5,388

Gross loans	142,211	149,284
Unearned discount and net deferred loan fees and costs	(347)	(368)

Total loans	$141,864	$148,916

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of June 30, 2011 and December 31, 2010. Those loans with a risk grade above special mention have been combined in the pass column for presentation purposes.

June 30, 2011 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans

Commercial	$6,405	$—	$168	$—	$6,573
Real Estate	106,665	8,211	11,297	1,412	127,585
Agriculture	52	—	—	—	52
Consumer	2,839	—	—	—	2,839
Other	5,162	—	—	—	5,162

Total loans	$121,123	$8,211	$11,465	$1,412	$142,211

December 31, 2010 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans

Commercial	$7,077	$—	$153	$—	$7,230
Real Estate	120,313	4,940	5,421	2,997	133,671
Agriculture	72	—	—	—	72
Consumer	2,923	—	—	—	2,923
Other	5,388	—	—	—	5,388

Total loans	$135,773	$4,940	$5,574	$2,997	$149,284

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

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010.

	Accruing Loans
June 30, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$168	$—	$168	$—	$6,405	$6,573
Real Estate	4,060	—	4,060	8,417	115,108	127,585
Agriculture	—	—	—	—	52	52
Consumer	—	—	—	—	2,839	2,839
Other	—	—	—	—	5,162	5,162

Total loans	$4,228	$—	$4,228	$8,417	$129,566	$142,211

	Accruing Loans
December 31, 2010 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$50	$—	$50	$—	$7,180	$7,230
Real Estate	2,546	—	2,546	7,471	123,654	133,671
Agriculture	—	—	—	—	72	72
Consumer	—	—	—	—	2,923	2,923
Other	—	—	—	—	5,388	5,388

Total loans	$2,596	$—	$2,596	$7,471	$139,217	$149,284

The following table details impaired loan data as of June 30, 2011 and December 31, 2010:

June 30, 2011 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected

With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate	10,072	—	10,071	128	175
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	10,072	—	10,071	128	175

With an Allowance Recorded
Commercial	168	65	170	6	3
Real Estate	6,186	1,336	6,777	64	63
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	6,354	1,401	6,947	70	66

Total
Commercial	168	65	170	6	3
Real Estate	16,258	1,336	16,848	192	238
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	$16,426	$1,401	$17,018	$198	$241

December 31, 2010 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected

With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate	4,291	—	4,293	169	210
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	4,291	—	4,293	169	210

With an Allowance Recorded
Commercial	152	17	167	12	12
Real Estate	5,564	1,372	4,837	33	71
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	5,716	1,389	5,004	45	83

Total
Commercial	152	17	167	12	12
Real Estate	9,855	1,372	9,130	202	281
Agriculture	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—

	$10,007	$1,389	$9,297	$214	$293

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the six-month periods ended June 30, 2011 and June 30, 2010. Allocation portion of the allowance to one category of loans does not preclude its activity to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

June 30, 2011 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Commercial	$99	$50	$1	$47	$97
Real Estate	2,877	418	4	392	2,855
Agriculture	2	—	—	—	2
Consumer	34	—	3	—	37
Other	61	—	2	—	63

	$3,073	$468	$10	$439	$3,054

June 30, 2010 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Commercial	$127	$19	$3	$(33)	$78
Real Estate	2,373	—	—	304	2,677
Agriculture	3	—	—	—	3
Consumer	52	5	—	—	47
Other	115	—	2	—	117

	$2,670	$24	$5	$271	$2,922

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
June 30, 2011	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$3,943	$—	$3,943	$—
State and municipal securities	3,127	—	3,127	—
Mortgage-backed securities	38,624	—	38,624	—
Other securities	2,254	—	2,254	—

Investment securities available for sale	$47,948	$—	$47,948	$—

Total assets at fair value	$47,948	$—	$47,948	$—

(In Thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$3,724	$—	$3,724	$—
State and municipal securities	3,049	—	3,049	—
Mortgage-backed securities	32,823	1,040	31,783	—
Other securities	3,048	—	3,048	—

Investment securities available for sale	$42,644	$1,040	$41,604	$—

Total assets at fair value	$42,644	$1,040	$41,604	$—

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

Item 4. CONTROLS AND PROCEDURES

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

Date: December 5, 2011