Form 10-K
period 2011-12-31
CARDINAL BANKSHARES CORP
filed 2012-03-16
CIK 1022759

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21,671,927 as of June 30, 2011.

1,535,733 shares of the registrant’s common stock were issued and outstanding as of March 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s Proxy Statement dated March 22, 2012 is incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

Index

PART I

PART I

ITEM 1. BUSINESS

General

Cardinal Bankshares Corporation (“Cardinal” or the “Company”) was incorporated in Virginia on March 12, 1996 to acquire the stock of Bank of Floyd (the “Bank”). The Bank was acquired by the Company on June 30, 1996. Cardinal is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, the Bank.

The Bank was organized as a Virginia- chartered bank on February 24, 1951 through the consummation of a plan of consolidation between two state chartered community banks then operating in Floyd County, Virginia.

The Bank and its wholly owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”), and as such is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“BFI”).

As a state chartered bank, the Bank is subject to supervision by the BFI. As a member of the Federal Reserve System, the Bank is also subject to supervision by the Federal Reserve. Deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the legal maximum amounts.

The holding company structure provides greater flexibility than a bank standing alone because it allows expansion and diversification of business activities through non-bank subsidiaries and may facilitate acquisitions. At present, the Company’s business is conducted principally through its subsidiary bank.

Business

The principal business of the Company and Bank is to provide individual and corporate banking services appropriate to its market through the Bank’s main office in Floyd, Virginia, and branch offices in Hillsville, Christiansburg, Roanoke, Salem, Willis and Fairlawn, Virginia. The emphasis is on providing these services through a locally headquartered, community bank which is responsive to the needs of the communities it serves while maintaining its status as a financially strong, stable and profitable financial institution The Bank’s wholly owned subsidiary, FBC, Inc., has interests in Virginia Title Center, LLC as well as Virginia Bankers Insurance Center, LLC, both of which act as title insurance companies.

The Bank is a retail commercial bank offering a wide range of services, including demand and time deposits as well as consumer and commercial lending services. The Bank conducts substantially all of the business operations of a typical independent commercial bank, including the acceptance of checking and savings deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment loans. The Bank also offers other related services, such as traveler’s checks, safe deposit boxes, depositor transfer, customer note payment, collection, notary public, escrow, drive-in and ATM facilities, and other customary banking services. The Bank does not offer trust services.

The Bank operates as a community bank emphasizing personal customer service and other advantages incident to banking with a locally owned and managed community bank where customers have ready access to the Bank’s ultimate decision makers. It relies on local advertising and the personal contacts of its experienced directors and employees and the shareholders in its communities to attract and retain customers and business. The Bank emphasizes a high degree of personalized service. The Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally managed “hometown” bank to meet the particular needs of individuals, professionals and small to medium-sized businesses in its market. The Company is supported by and, in turn supports, the community where its employees live and work and believes that this approach has created strong customer loyalties through the years.

Competition

The banking business is highly competitive. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in its trade area. As of December 31, 2011, there were three commercial banks (one of which is the Bank) operating a total of three offices in Floyd County, Virginia. The two competing institutions are not locally owned and headquartered. The Company believes this gives the Bank a substantial advantage.

Floyd County generates approximately 51% of the Bank’s total deposits. In the other parts of the Bank’s trade area (the Virginia counties of Roanoke, Montgomery, Carroll and Pulaski and the Cities of Roanoke and Salem, Virginia), there are a number of locally owned community banks, statewide banking organizations, affiliate banks of southeast regional bank holding companies and nationwide bankholding companies in operation. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. The local nature of the Bank provides an advantage in our market area because of personal relationships we have in our communities that are desirable to large segments of customers, which has enabled the bank to compete very satisfactorily. We intend to continue to provide a high level of service with local decision-making focused solely on our local market.

Customers

The Bank benefits from long-standing relationships with its customers in part because of the stability of its employee base, management and the Board of Directors. Deposits are derived from a broad base of customers in our communities. The Bank has a diverse deposit base (including Federal, State, and local governments and agencies) and as a result is not reliant on a few large depositors.

The majority of loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are also depositors and many are shareholders. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $3.5 million. Although the Company has a reasonably diversified loan portfolio, it has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $25.8 million at December 31, 2011 and approximately $33.6 million at December 31, 2010. In addition, the Company has loan concentrations relating to hotels and motels. Total loans to this group amounted to approximately $13.6 million at December 31, 2011 and approximately $14.6 million at December 31, 2010.

Employees

The Company (including the Bank) had 31 officers, 37 full-time employees and 2 part-time employees as of December 31, 2011. We believe we have excellent relationships with our employees and no employees are represented by a labor union. Our strong employee relations are evidenced by the facts that 40% of our employees have been with us for over 10 years, 26% have been with us for over 20 years and 21% have been with us for over 25 years.

Regulation, Supervision and Government Policy

We are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. A brief summary follows of certain laws, rules and regulations which affect us. Recent and expected changes in the laws and regulations governing banking and financial services could have an adverse effect on the business prospects of all financial institutions. The current economic environment has created uncertainty in this area, as legislators and regulators attempt to address rapidly changing problems which have lead to new laws and regulations affecting financial institutions.

Cardinal Bankshares

Cardinal is a bank holding company organized under the BHCA, which is administered by the Federal Reserve. Cardinal is required to file reports with and furnishes substantial information to the Federal Reserve and to the BFI in their role as Cardinal’s regulatory supervisors. The Federal Reserve and the BFI examine Cardinal.

The Bank Holding Company Act. Under the BHCA, a bank holding company is generally prohibited from engaging in nonbanking activities unless the Federal Reserve has found those activities to be incidental to banking. Bank holding companies also may not acquire more than 5% of the voting shares of any company engaged in nonbanking activities. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.

The Virginia Banking Act. The Virginia Banking Act requires all Virginia bank holding companies to register with the BFI. Cardinal is required to report to the BFI with respect to financial condition, operations and management. The BFI may also examine a Virginia bank holding company and its subsidiaries.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) permits significant combinations among different sectors of the financial services industry, allows for expansion of financial service activities by bank holding companies and offers financial privacy protections to consumers. GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. GLBA permits affiliations between banks and securities firms in the same holding company structure, and it permits financial holding companies to directly engage in a broad range of securities and merchant banking activities. Cardinal is not a financial holding company.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (“SOX”) enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies, like Cardinal, with securities registered under the Securities Exchange Act of 1934. SOX creates increased responsibilities for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission (the “SEC”). SOX focused increased scrutiny by internal and external auditors on Cardinal’s systems of internal controls over financial reporting, which is designed to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Capital Requirements. The Federal Reserve has adopted risk-based capital guidelines that are applicable to Cardinal. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. Cardinal is expected to be a source of capital strength for the Bank, and regulators can undertake a number of enforcement actions against Cardinal if its subsidiary bank becomes undercapitalized. This emphasizes the importance of maintaining Cardinal’s current strong capital base.

Emergency Economic Stabilization Act of 2008. On October 14, 2008, the U. S. Treasury announced the Troubled Asset Relief Program (“TARP”) under the Emergency Economic Stabilization Act of 2008. Cardinal did not participate in TARP.

American Recovery and Reinvestment Act of 2009(“ARRA”). The ARRA was enacted in 2009 and includes a wide range of programs to stimulate economic recovery. In addition, it also imposed new executive compensation and corporate governance obligations on TARP Capital Purchase Program recipients. Because Cardinal did not participate in TARP it is not affected by these requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau, (“CFPB”), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It will also oversee the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as Cardinal and the Bank, the CFPB will coordinate its examination activities through their primary regulators.

Bank of Floyd

The Bank is a state chartered bank under the laws of Virginia and is subject to regulation and examination by the BFI, it primary regulator, and as a member of the Federal Reserve System by the Federal Reserve as well. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation and accordingly the Bank is subject to regulation and examination by the FDIC. These areas include adequacy of capitalization and loss reserves, loans, deposits, business practices related to the charging and payment of interest, investments, borrowings, payment of dividends, security devices and procedures, establishment of branches, corporate reorganizations and maintenance of books and records. The Bank is required to maintain certain capital ratios. The Bank is well capitalized under regulatory capital classifications.

The Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act (“CRA”), which imposes an affirmative obligation on financial institutions to meet the credit needs of the communities they serve, including low and moderate income neighborhoods. The regulators monitor the Bank’s compliance with the CRA and assign public ratings based upon the Bank’s performance in meeting stated assessment goals. Unsatisfactory CRA ratings can result in restrictions on bank operations or expansion. The Bank received a “satisfactory” rating in its last CRA examination.

The Gramm-Leach-Bliley Act. In addition to other consumer privacy provisions, GLBA restricts the use by financial institutions of customers’ nonpublic personal information. At the inception of the customer relationship and annually thereafter, the Bank is required to provide its customers with information regarding its policies and procedures with respect to handling of customers’ nonpublic personal information. GLBA generally prohibits a financial institution from providing a customer’s nonpublic personal information to unaffiliated third parties without prior notice and approval by the customer.

The USA Patriot Act. The USA Patriot Act (“Patriot Act”) facilitates the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The Patriot Act imposes an obligation on the Bank to establish and maintain anti-money laundering policies and procedures, including a customer identification program. The Bank is also required to screen all customers against government lists of known or suspected terrorists. There is additional regulatory oversight to insure compliance with the Patriot Act.

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, and the Fair Debt Collections Practices Act. The Bank is required to comply with these laws and regulations in its dealing with customers. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.

Deposit Insurance. The Bank has deposits that are insured by the FDIC. The FDIC maintains the Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. The FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2011 and 2010, the Bank paid $ 303 thousand and $ 368 thousand, respectively, in FDIC assessments, which was a substantial increase over prior years.

In October 3, 2008, the FDIC announced that deposits at FDIC-insured institutions would be insured up to at least $250,000. It was extended to December 31, 2013, and then permanently.

FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides full coverage for non-interest bearing deposit accounts of FDIC-insured institutions that elected to participate. The Bank elected to participate in this program and opted to continue in the program. There are increased DIF assessments for program participants.

After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance.

Availability of Information

The public may read and copy any material the Company files with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information, regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

The present headquarters of the Company consists of a three-story brick building, with approximately 21,200 square feet of floor space located at 101 Jacksonville Circle, Floyd, Virginia. The Bank also owns its branch offices in Hillsville, Christiansburg, Roanoke, and Fairlawn Virginia, which have drive-up facilities. The Bank’s Willis, Virginia and Salem, Virginia offices operate from a leased facility. The Bank has a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

The Bank also owns a three-story brick building adjacent to its main office which serves as the Bank’s conference room, training room and which provides space for expansion of the financial services now offered.

We believe our facilities are well located to serve our intended markets and are well furnished and equipped for the services we provide.

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. MINE SAFETY DISCLOSURES

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) The Company has 5,000,000 shares of common stock ($10 par) authorized of which 1,535,733 are outstanding as of December 31, 2011. There were approximately 630 shareholders as of December 31, 2011.

The Company’s stock is traded on the OTC Bulletin Board under the symbol CDBK. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share for the common stock during the last two fiscal years was as follows:

	2011		2010
	High	Low	High	Low
First Quarter	$13.50	$8.30	$10.50	$7.17
Second Quarter	18.50	12.80	12.50	9.10
Third Quarter	15.50	13.50	9.25	8.20
Fourth Quarter	14.50	13.25	9.50	8.20

(B) The Company paid dividends semiannually totaling $246,000 (or $0.16 per share) in 2011 and 2010 respectively. The only source of dividends for the Company is dividends paid to the Company by the Bank. Therefore, the Company’s ability to pay dividends is dependent upon the Bank’s financial performance and its capital strength as well as the Company’s capital strength. The Bank and the Company’s strong capital base supports their safety and soundness, ability to growth and weather adverse economic conditions and, together with earnings, pay dividends. The laws and regulations governing the payment of dividends, discussed above also affect the ability to pay dividends. Because of the Company and Bank’s financial condition and earnings the Company currently expects that dividends will continue to be paid semi-annually in the foreseeable future; however, the Board of Directors retains the discretion over the amount, if any, and frequency of dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

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

Forward-looking statements involve inherent risks and uncertainties. Management cautions the readers that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following: competitive pressures among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce margins; general economic or business conditions may lead to a deterioration in credit quality or a reduced demand for credit; legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which Cardinal is engaged; changes may occur in the securities markets; and competitors of the Company may have greater financial resources and develop products that enable such competitors to compete more successfully than Cardinal.

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

Management of Cardinal believes these forward-looking statements are reasonable; however undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of Cardinal may differ materially from those expressed in forward-looking statements contained in this report. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict.

Overview

The management of Cardinal, in conjunction with its Board of Directors, continues to focus on shareholder value while maintaining a safe and sound institution for its customers. Several aspects of Cardinal’s current financial condition demonstrate this core value.

Banks are evaluated in light of three major regulatory capital ratios. Cardinal maintains these ratios substantially in excess of the minimum standards required for both the holding company and bank. While capital ratios are an excellent indicator of a bank’s financial strength they are also an indicator of a bank’s ability to withstand financial turmoil such as the recent economic recession.

Cardinal’s management recognized the increased level of risk inherent in lending due to the aforementioned recession. Accordingly, Cardinal has prudently adjusted its allowance for loan losses as necessary. Cardinal’s capital position combined with its loan loss reserve allows the Company to address probable loan losses while continuing to maintain a solid financial position with which to serve its customers.

Cardinal maintains abundant liquidity in order to maintain adequate funding for customer withdrawals, loans, investments and daily clearing of transactions. Although the amount of liquidity has some negative impact on earnings, the highly liquid position allows Cardinal to have great flexibility to react to economic conditions.

Cardinal has continued to be profitable on a consistent basis, with the net income for 2011 13.4% ahead of 2010. This consistent profitability has been achieved by effective cost control, attention to and adjustment of rates paid on deposits and lending practices that in recent years have kept our credit losses below those of our peers. In addition, consistent profitability has allowed Cardinal to pay a regular semi-annual dividend while increasing equity and long-term shareholder value.

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

FINANCIAL CONDITION

Cardinal reported net income for the year 2011 of $1.1 million, an increase of $130 thousand or 13.4% over 2010 net income of $969 thousand. The primary factor contributing to the increase in net income was the decrease in interest expense paid on deposits of $1.3 million versus 2010, as the bank continued to lower rates paid on deposits throughout the year. The decrease in interest expense, along with a decrease of $69 thousand in the amount added to the Allowance for Loan Losses versus 2010, offset a decrease of $259 thousand in total noninterest income versus 2010 and an increase of $204 thousand in total noninterest expense versus 2010. Net income per diluted share was $.72, $.09 higher than the $.63 reported for the prior year.

Net interest income, on a taxable equivalent basis, was $7.3 million, an increase $572 thousand from $6.8 million in 2010. This increase was driven primarily by the reduction in interest expense paid on deposit due to the bank lowering interest rates throughout the year in response to market conditions. Noninterest income decreased $259 thousand due to an other-than-temporary impairmant on investments. Noninterest expense increased $204 thousand to $5.7 million compared to $5.5 million in 2010. This increase is attributable to increased salaries and employee expense, increased legal and professional fees and a loss on sale of premises and equipment related to sale of the Tanglewood branch and replacement of ATM machines.

Earning assets averaged $237.5 million, compared to $231.4 million in 2010, due to increased investments in securities and federal funds sold as a result of increased deposits.

Interest-bearing liabilities averaged $188.3 million, compared to $184.0 million in 2010 driven by an increase of $21.2 million in Savings deposits. The increase in interest-bearing liabilities reflects the shift of funds from higher risk investments to an environment of less risk and greater stability.

Stockholders’ equity increased 3.2% to an average of $32.7 million in 2011 from $31.7 million in 2010. The return on average assets and average equity increased to .44% and 3.36%, respectively for 2011 compared to .40% and 3.06%, respectively, for 2010. Book value per share was $21.51 at December 31, 2011, compared to $20.76 at year-end 2010, representing an increase of 3.6%.

Table 1. Average Balances and Interest Rates (Taxable Equivalent Basis)

Years ended December 31, (In thousands)	2011			2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-earning assets:
Deposits in other banks	$4,573	$2	.03%	$5,530	$7	.13%	$1,627	$2	.11%
Taxable investment securities	43,961	1,361	3.10%	37,262	1,252	3.36%	25,729	1,166	4.53%
Nontaxable investment securities	17,236	910	5.28%	17,873	972	5.44%	18,619	1,170	6.28%
Federal funds sold	29,318	49	.17%	20,556	45	.22%	24,322	49	.20%
Loans (3), (4)	142,458	8,082	5.67%	150,209	8,885	5.92%	147,060	9,138	6.21%

Total interest-earning assets	237,546	10,404	4.38%	231,430	11,161	4.82%	217,357	11.525	5.30%

Noninterest-earning assets:
Cash and due from banks	3,339			3,303			3,560
Premises and equipment	3,152			3,854			3,905
Other assets	9,388			9,208			7,700
Allowance for loan losses	(3,076)			(2,897)			(1,807)

Total assets	$250,349			$244,898			$230,715

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest checking	$10,613	14	0.13%	$10,824	32	0.29%	$10,696	53	0.49%
Savings deposits	59,149	644	1.09%	37,984	488	1.28%	30,192	431	1.43%
Time deposits	64,968	1,524	2.34%	71,700	2,130	2.97%	78,465	2,894	3.69%
Large denomination deposits	53,559	884	1.64%	63,500	1,745	2.74%	52,802	1,659	3.13%
Securities sold under agreements to repurchase	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	188,289	3,066	1.63%	184,008	4,395	2.39%	172,155	5,037	2.93%

Noninterest-bearing liabilities:
Demand deposits	29,199			28,757			27,220
Other liabilities	167			447			1,617

Total liabilities	217,655			213,212			200,992
Stockholders’ equity	32,694			31,686			29,723

Total liabilities and stockholders’ equity	$250,349			$244,898			$230,715

Net interest earnings		$7,338			$6,766			$6,488

Net interest spread (1)			2.75%			2.43%			2.37%

Net interest margin (2)			3.09%			2.92%			2.99%

Taxable equivalent adjustment		$282			$314			$541

(1)	Net interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid for interest-bearing liabilities.
(2)	Net interest margin is calculated by dividing taxable equivalent net interest earnings by total average earning assets.
(3)	Average loan balances include nonaccrual loans.
(4)	Interest income includes deferred loan fees.

Net Interest Income

Net interest income, the primary source of the Company’s earnings, is the amount by which interest and fee income generated by earning assets exceeds the interest paid on interest-bearing liabilities. Earning assets are comprised of loans, securities, federal funds sold and interest-bearing deposits in other banks. Interest-bearing liabilities consist of deposits, federal funds purchased and securities sold under agreements to repurchase. The volume and the general level of interest rates among earning assets and interest-bearing liabilities effect net interest income. Table 1 shows the average balance sheets for each of the years ended December 31, 2011, 2010 and 2009. In addition, the amounts of interest earned on earning assets, with related yields, and the interest paid on interest-bearing liabilities, together with rates, are shown. Loans placed on a nonaccrual status are included in the balances and were included in the computation of yields. Interest on earning assets is on a taxable equivalent basis, which is computed using the federal corporate income tax rate of 34% for all three years.

Net interest income, on a taxable equivalent basis, was $7.3 million, an increase of 8.5%, or $572 thousand from the $6.8 million in 2010. The net interest margin was 3.09% for 2011, up 17 basis points from the 2.92% reported in 2010.

As illustrated in Table 2, the effect of decreased rates affecting the Company’s total interest earning assets is evident in the $756 thousand decrease in interest income due primarily to rate.

During 2011, interest expense associated with interest bearing liabilities decreased by $1.3 million due to decreased rates paid on deposits.

Table 2. Rate/Volume Variance Analysis

	2011 Compared to 2010			2010 Compared to 2009
		Increase (Decrease) Due To			Increase (Decrease) Due To
December 31, (In thousands)	Total	Rate	Volume	Total	Rate	Volume
Interest-earning assets:
Deposits in other banks	$(5)	$(4)	$(1)	$5	$—	$5
Taxable investment securities	109	(116)	225	86	(437)	523
Nontaxable investment securities	(62)	(27)	(35)	(198)	(151)	(47)
Federal funds sold	4	(15)	19	(5)	3	(8)
Loans	(803)	(346)	(457)	(252)	(449)	197

Total	(757)	(508)	(249)	(364)	(1,034)	670

Interest-bearing liabilities:
Interest checking	(18)	(17)	(1)	(21)	(22)	1
Savings deposits	156	(116)	272	57	(54)	111
Time deposits	(606)	(405)	(201)	(764)	(513)	(251)
Large denomination deposits	(861)	(588)	(273)	86	(250)	336
Securities sold under agreements to repurchase	—	—	—	—	—	—

Total	(1,329)	(1,126)	(203)	(642)	(839)	197

Net interest income	$572	$618	$(46)	$278	$(195)	$473

Provision for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for any probable losses. The factors considered in making this decision are the collectability of past due loans, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and general economic trends. In 2011, the provision for loan losses was $592 thousand, a decrease of $69 thousand from the $661 thousand recorded in 2010. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year’s provision for loan losses was felt appropriate. Management believes the provision recorded in 2011 maintains the allowance at a level adequate to cover probable losses. The allowance for loan losses as a percentage of total loans was 2.20% at year-end. This level is greater than the 1.66% ratio averaged at year-end 2011 by the Company’s peer group, commercial banks with assets ranging between $100 million and $300 million. Loan charge-offs exceeded loan recoveries by $798 thousand for 2011, compared to loan charge-offs net of recoveries of $258 thousand for 2010.

Additional information regarding the Company’s allowance for loan losses is contained in Tables 13 and 14, and in the discussion concerning Analysis of the Allowance for Loan Losses.

Noninterest Income

Noninterest income consists of revenues generated from a number of different financial services and activities. Service charges on deposit accounts including charges for insufficient funds items and fees charged for nondeposit services make up a significant portion of noninterest income. Noninterest income also includes fees charged for services such as safe deposit box rentals, letters of credit, and gains realized on the sale of securities. Noninterest income totaled $424 thousand in 2011, a decrease of $259 thousand over the $683 thousand recorded in 2010. The decrease in noninterest income was due to a net other-than-temporary impairment on investments. The primary sources of noninterest income for the past three years are summarized in Table 3.

Table 3. Noninterest Income

Year ended December 31, (In thousands)	2011	2010	2009
Deposit fees and charges	$208	$194	$186
Other service charges and fees	117	124	113
Gain on the sale of securities	115	98	50
Net other-than-temporary impairment on investments	(300)	—	—
Bank owned life insurance	158	164	164
Other income	126	103	141

Total noninterest income	$424	$683	$654

Noninterest Expense

Noninterest expense was $5.7 million for 2011, an increase of $204 thousand or 3.7% from the $5.5 million recorded in 2010. Salaries and employee benefits increased $260 thousand due to increased executive expense, occupancy and equipment decreased $72 thousand due to less maintenance expense, the sale of the Tanglewood branch, and replacement of ATM’s, legal and professional increased $130 thousand as a result increased filing and regulatory requirement, bank franchise tax increased $16 thousand, data processing service decreased $14 thousand, FDIC insurance premiums decreased $65 thousand due to a mandated change in the calculation of the premium, foreclosed assets, net decreased $84 thousand due to the collection of rental on OREO (other real estate owned), a loss on sale of premises and equipment resulted from the sale of the Tanglewood branch and the replacement of ATM’s and other operating expenses decreased $49 thousand.

Table 4 provides a further breakdown of noninterest expense for the past three years.

Table 4. Noninterest Expense

Year ended December 31, (In thousands)	2011	2010	2009
Salaries and employee benefits	$3,496	$3,236	$2,777
Occupancy and equipment	607	679	640
Legal and professional	287	157	256
Bank franchise tax	172	156	141
Data processing services	227	241	186
FDIC insurance premiums	303	368	466
Foreclosed assets, net	(33)	51	1
Loss on sale of premises and equipment	82	—	—
Other operating expense	583	632	622

Total noninterest expense	$5,724	$5,520	$5,089

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

Income tax expense (benefit), substantially all Federal, was $65 thousand in 2011, $(15) thousand in 2010 and $(265) thousand in 2009 representing 5.6%, (1.57%) and (92.7%) of income before income taxes, respectively. Cardinal Bankshares’ deferred income tax benefits and liabilities result primarily from temporary differences in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred income tax assets of approximately $1.7 million and $1.6 million at December 31, 2011 and 2010, respectively, are included in other assets.

Earning Assets

In 2011, average earning assets increased to $237.5 million, $6.1 million higher than the 2010 average of $231.4 million. Total average earning assets represented 94.9% of total average assets in 2011. Average investment securities accounted for 24.5% of total average assets, while average loans remained the largest component of earning assets, accounting for 56.9% of total average assets in 2011, down from the 61.3% level reported in 2010. A summary of average assets for the past three years is shown below in Table 5.

Table 5. Average Asset Mix

December 31, (In thousands)	2011		2010		2009
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-earning assets:
Loans	$142,458	56.9	$150,209	61.3	$147,060	63.7
Investment securities	61,197	24.5	55,135	22.5	44,348	19.2
Federal funds sold	29,318	11.7	20,556	8.4	24,322	10.5
Deposits in other banks	4,573	1.8	5,530	2.3	1,627	0.8

Total interest-earning assets	237,546	94.9	231,430	94.5	217,357	94.2

Noninterest-earning assets:
Cash and due from banks	3,339	1.3	3,303	1.3	3,560	1.5
Premises and equipment	3,152	1.3	3,854	1.6	3,905	1.7
Other assets	6,312	2.5	6,311	2.6	5,893	2.6

Total noninterest-earning assets	12,803	5.1	13,468	5.5	13,358	5.8

Total assets	$250,349	100.0	$244,898	100.0	$230,715	100.0

Loans

Average total loans were $142.5 million for 2011, an decrease of $7.8 million, or 5.2% from 2010. At December 31, 2011, the actual balance of loans secured by real estate represented the most significant portion of the loan portfolio at 90.1%. Total loans secured by 1-4 family residential properties represented 20.4% of total loans at the end of 2010, while nonfarm/nonresidential properties made up 58.3% of total loans. .

Along with quality, loan growth will continue to be a point of focus at Cardinal for 2012. The long-range strategic objective for meeting the Company’s loan growth aspirations will be achieved through continued hiring of additional loan officers, community involvement, expansion of the Company’s market footprint, broadening of the present array of loan products offered to include conforming fixed-rate mortgage loans, home equity lines of credit and SBA loans, and management’s strengthened efforts in offering small business financing and competively-priced products. Prudent business practices and stringent internal guidelines will continue to be followed in making lending decisions in order to balance the emphasis on loan growth with the desire to minimize exposure to loan losses.

Bank of Floyd makes both consumer and commercial loans to all neighborhoods within its market area, including the low-income and moderate-income areas. The Company’s market area is generally defined as the areas within the Virginia Counties of Floyd, Roanoke, Montgomery, Carroll and Pulaski and the Cities of Roanoke, Salem, and Christiansburg, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Below market pricing, competition from unregulated organizations and a weak economy have also been factors associated with generating new loans. The amounts of loans outstanding by type at year-ends 2011 though 2007, and the maturity distribution of variable and fixed rate loans as of year-end 2011 are presented below in Table 6 and Table 7, respectively.

Loans, continued

During 2011 gross loans decreased $18.8 million, with nonfarm, nonresidential accounting for the greatest decrease. Nonfarm, nonresidential decreased due to a continued weak economy coupled with excess capacity creating a soft demand for existing construction and development projects.

Table 6. Loan Portfolio Summary

December 31, (In thousands)	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate construction and development	$8,868	6.8	$13,110	8.8	$17,441	11.6	$19,735	13.3	$19,168	15.4
Farmland	1,306	1.0	1,274	.9	1,264	.8	2,089	1.4	3,362	2.7
Real estate mortgage:
1-4 family residential	26,568	20.4	29,961	20.1	30,039	20.0	28,671	19.4	23,584	19.0
Multifamily residential	4,717	3.6	4,277	2.9	3,047	2.0	2,978	2.0	1,761	1.4
Nonfarm, nonresidential	75,879	58.3	85,049	57.1	80,708	53.8	73,820	49.9	62,781	50.5

Total real estate	117,338	90.1	133,671	89.8	132,499	88.2	127,293	86.0	110,656	89.0
Agricultural	9	0.1	72	0.1	148	0.1	183	0.1	384	0.3
Commercial and industrial	5,873	4.5	7,230	4.8	7,675	5.1	7,914	5.4	6,632	5.3
Consumer	2,487	1.9	2,923	1.9	3,117	2.1	3,937	2.7	3,836	3.1
Other loans	4,765	3.6	5,388	3.6	6,992	4.7	8,914	6.0	3,258	2.6
Leases	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0

Gross loans	130,472		149,284		150,431		148,241		124,766
Unearned income	(314)	(0.2)	(368)	(0.2)	(350)	(0.2)	(320)	(0.2)	(314)	(0.3)

Total	$130,158	100.0	$148,916	100.0	$150,081	100.0	$147,921	100.0	$124,452	100.0

Table 7. Loan Maturity Schedule

	2011
December 31, (In thousands)	Commercial Financial and Agricultural	Construction and Development	Others	Total Amount	%
Fixed rate loans:
Within three months	$197	$28	$5,325	$5,550	4.3
After three but within twelve months	492	—	7,989	8,481	6.5
After one but within five years	812	7,737	20,980	29,529	22.6
Over five years	1,153	49	45,051	46,253	35.5

Total fixed rate loans	2,654	7,814	79,345	89,813	68.9

Variable rate loans:
Within three months	3,228	340	2,168	5,736	4.4
After three but within twelve months	—	—	9,641	9,641	7.4
After one but within five years	—	594	23,319	23,913	18.3
Over five years	—	120	1,249	1,369	1.0

Total variable rate loans	3,228	1,054	36,377	40,659	31.1

Total loans:
Within three months	3,425	368	7,493	11,286	8.7
After three but within twelve months	492	—	17,630	18,122	13.9
After one but within five years	812	8,331	44,299	53,442	40.9
Over five years	1,153	169	46,300	47,622	36.5

Total loans	$5,882	$8,868	$115,722	$130,472	100.0

Investment Securities

The investment securities portfolio is managed to optimize the yield on excess funds while providing liquidity for unexpected deposit decreases or increased loan generation and diversification in the overall asset management of the Company. At December 31, 2011, the Company had $57.1 million in securities available for sale, compared to $42.6 million at year-end 2010. The average yield on taxable investment securities decreased from 3.36% in 2010 to 3.10% in 2011 as a result of lower yielding securities and decreasing market rates of interest.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, Government Sponsored Enterprises, Mortgage Backed Securities and issuances of State and local bond issues. All securities are high quality and high grade. Management views the investment portfolio as a source of income, and generally purchases securities with the intent of retaining them until maturity. However, adjustments in the portfolio are necessary from time to time to provide a source of liquidity to meet funding requirements for loan demand, deposit fluctuations and to manage interest rate risk. Accordingly, to meet such objectives, management may sell certain securities prior to their scheduled maturity. Table 8 presents the investment portfolio at the end of 2011 by major types of investments and maturity ranges. Actual maturities may differ from scheduled maturities in mortgage backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the earlier of the contractual maturity or the call date, if any.

At December 31, 2011, the market value of the investment portfolio was $70.8 million, representing a $1.4 million unrealized gain above amortized cost.

At December 31, 2010, the market value of the investment portfolio was $57.4 million, representing a $333 thousand unrealized gain above amortized cost. This compared to a market value of $52.8 million and a $236 thousand unrealized loss below amortized cost a year earlier.

Table 8. Investment Securities

December 31, 2011 (In thousands)	Amortized Cost Due
	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$15	$561	$32	$47,643	$48,251	$48,905
State and political subdivisions	927	4,833	6,158	6,233	18,151	19,130
Other securities	—	1,000	—	1,957	2,957	2,732

Total	$942	$6,394	$6,190	$55,833	$69,359	$70,767

Weighted average yields
Government sponsored enterprises and mortgage backed securities	5.34%	1.38%	6.53%	2.78%
State and political subdivisions	3.81%	3.85%	3.79%	4.03%
Other securities	0.00%	4.69%	0.00%	6.29%

Total securities	3.81%	3.76%	3.80%	3.03%	3.18%

December 31, 2010 (In thousands)					Book Value	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities					$35,362	$35,726
States and political subdivisions					17,666	17,802
Other securities					4,063	3,896

Total					$57,091	$57,424

December 31, 2009 (In thousands)					Book Value	Market Value
Investment securities
Government sponsored enterprises and mortgage backed securities					$30,438	$30,551
States and political subdivisions					18,495	18,736
Other securities					4,056	3,466

Total					$52,989	$52,753

Deposits

Cardinal relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposits in denominations of $100,000 or more) are the primary funding source. The Company’s balance sheet growth is largely determined by the availability of deposits in the markets it serves, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. The sustained low interest rate environment, coupled with a continued weak economy and uncertianty and volatility in the stock market have resulted in depositors shifting their emphasis from rate shopping to banks which offer soundness and security. Increased customer awareness of interest rates has added to the importance of effective interest rate management. Accordingly, management must continuously monitor market pricing and internal interest rate spreads to continue the Company’s growth and improve profitability. Cardinal Bankshares’ interest rate management goals include structuring rates in a manner that can promote both deposit and asset growth while increasing overall profitability of the Company.

Average total deposits for the year ended December 31, 2011 increased $4.7 million to $217.5 million compared to 2010. As shown in Table 9, the Company’s average interest-bearing deposits as a percent of total average deposits increased to 86.6% in 2011, compared to 86.4% in 2010. Average noninterest-bearing demand deposits increased to $29.2 million in 2011 from $28.8 million in 2010. Average deposits for the past three years are summarized in Table 9 below.

Table 9. Deposit Mix

December 31, (In thousands)	2011		2010		2009
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-bearing deposits:
Interest checking	$10,613	4.9	$10,824	5.1	$10,696	5.4
Money Market	32,213	14.8	16,416	7.7	11,249	5.6
Savings deposits	26,936	12.4	21,568	10.1	18,943	9.5
Time deposits	64,968	29.9	71,700	33.7	78,465	39.3
Large denomination deposits	53,559	24.6	63,500	29.8	52,802	26.5

Total interest-bearing deposits	188,289	86.6	184,008	86.4	172,155	86.3
Noninterest-bearing deposits	29,199	13.4	28,757	13.6	27,220	13.7

Total deposits	$217,488	100.0	$212,765	100.0	$199,375	100.0

The average balance of certificates of deposit issued in denominations of $100,000 or more decreased by approximately $9.9 million in 2011. Table 10 provides maturity information relating to Certificates of Deposit of $100,000 or more at December 31, 2011.

Table 10. Large Denomination Deposits $100,000 and Over

Analysis of time deposits of $100,000 or more at December 31, 2011 (In thousands):

Time remaining to maturity:
Less than three months	$2,751
Three months through one year	16,198
Over one year	39,784

Total time deposits of $100,000 or more	$58,733

Capital Adequacy

The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. Cardinal strives to maintain an optimum level of capital, commensurate with its risk profile, on which an attractive return to stockholders can be realized over both the near and long term, while serving depositors, creditors and regulatory needs.

Common stock, capital surplus and retained earnings net of dividends represent the stockholders’ investment in the Company and are a key source of capital. Total stockholders’ equity was $33.0 million at December 31, 2011, an increase of $1.1 million or 3.4% compared with $31.9 million for the same period in 2010. The increase consists of net income for the year of $1.1 million plus accumulated other comprehensive gain of $293 thousand less dividends paid of $246 thousand.

The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. Cardinal Bankshares had a ratio of total capital to risk-weighted assets of 22.51% at December 31, 2011 and a ratio of Tier 1 capital to risk-weighted assets of 21.25%. Both of these ratios well exceed the capital requirements adopted by the federal regulatory agencies and continue to be equal to or above most of our peer group.

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator’s evaluation of the Company’s overall safety and soundness. As of December 31, 2011, Cardinal had a ratio of year-end Tier I capital to average total assets, as defined, of 12.90%.

Table 11 below sets forth summary information with respect to the capital ratios for Cardinal and the Bank at December 31, 2011 and 2010. All capital ratio levels indicate that Cardinal and the Bank are well capitalized.

Table 11. Year-end Risk-based Capital

December 31, (In thousands)	2011		2010
	Consolidated	Bank of Floyd	Consolidated	Bank of Floyd
Tier I capital	$32,574	$23,426	$31,721	$22,061
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,928	1,850	2,037	1,949

Total regulatory capital	$34,502	$25,276	$33,758	$24,010

Total risk-weighted assets	$153,290	$147,259	$161,938	$155,168

Tier I as a percent of risk-weighted assets	21.25%	15.91%	19.59%	14.22%
Total regulatory capital as a percent of risk-weighted assets	22.51%	17.16%	20.85%	15.47%
Leverage ratio*	12.52%	9.27%	12.99%	9.06%

*	Tier I capital divided by average total assets for the quarter ended December 31.

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

Nonperforming assets, as shown in Table 12 below, increased to $15.4 million at December 31, 2011 from $8.0 million at December 31, 2010. At year-end 2011, loans past due 90 days or more and still accruing increased to $2.7 million from zero a year earlier. Foreclosed assets increased to $3.4 million in 2011 from $509 thousand for 2010. Foreclosed assets at the end of 2011 consisted of a mixture of commercial property and residential property listed with an agent to be sold or in the process of being listed. Management does not intend to retain the property.

Table 12. Nonperforming Assets

December 31 (In thousands)	2011	2010	2009	2008	2007
Nonaccrual loans	$9,298	$7,471	$5,302	$2,405	$646
Loans past due 90 days or moreand still accruing	2,700	—	382	430	245
Foreclosed assets	3,418	509	261	289	212

Total nonperforming assets	$15,416	$7,980	$5,945	$3,124	$1,103

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. The Company performs periodic systematic reviews of its portfolio to identify these inherent losses, and to assess the overall probability of collection of the portfolio. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company also evaluates the prevailing economic and business conditions affecting individual borrowers, changes in the size and characteristics of the loan portfolio and other pertinent factors. The allowance, and the methodology we utilize to determine it, are also subject to annual review by external auditors and regulatory examinations. Their evaluations of the adequacy of our allowance may take into account such factors as the size of the allowance in comparison to peer companies identified by regulatory agencies. The most recently completed regulatory reviews were conducted as of June 30, 2010 and June 30, 2011.

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

The Company is committed to the early recognition of problem loans and to providing an appropriate allowance. The Company believes the current allowance is adequate to cover inherent losses in the loan portfolio. However, the allowance may be materially increased or decreased in the future based upon management’s assessment of the factors outlined above. The allowance for loan losses was $2.9 million at December 31, 2011 and $3.1 million at December 31, 2010. The allowance as a percentage of period end loans was 2.20% at year-end 2011 and 2.06% at year-end 2010.

The provision for loan losses for the year ended December 31, 2011 was $592 thousand, a decrease of $69 thousand from the previous year. The loan loss reserve for 2011 decreased a total of $206 thousand due to write-offs incurred of $939 thousand less expense to provision of $592 thousand and recoveries of $141 thousand. Based upon management’s periodic reviews of the loan portfolio using the previously mentioned factors, the current year provision was considered appropriate. Management believes the provision recorded in 2011 maintains the allowance at a level adequate to cover probable losses.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

Table 13. Loan Losses

Year ended December 31, (In thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$3,073	$2,670	$1,659	$1,669	$1,640
Provision charged to expense	592	661	1,226	94	(19)

	3,665	3,331	2,885	1,763	1,621

Loans charged off:
Commercial, financial and agricultural	80	262	157	105	—
Real estate – residential mortgage	356	—	67	—	—
Real estate – construction	503	—	—	—	—
Consumer and other	—	5	3	10	5

Total charge-offs	939	267	227	115	5

Recoveries of loans previously charged off:
Commercial, financial and agricultural	1	4	9	4	43
Real estate – residential mortgage	2	—	—	—	—
Real estate – construction	129	—	—	—	—
Consumer and other	9	5	3	7	10

Total recoveries	141	9	12	11	53

Net (recoveries) charge – offs	798	258	215	104	(48)

Balance at end of year	$2,867	$3,073	$2,670	$1,659	$1,669

The Company has allocated the allowance for loan losses based on estimates of the allowance needed for each component of the loan portfolio. The allocation of the allowance as shown in Table 14 below should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. The specific reserve on impaired loans for 2011 is $1.3 million and that specific reserve is set aside for the impaired loans. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the remaining allowance is a general allowance applicable to the entire portfolio.

Table 14. Allocation of the Allowance for Loan Losses

December 31, (In thousands)	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of period applicable to:
Commercial, commercial real estate,financial and agricultural	$1,293	62.7	$762	62.7	$623	59.7	$944	56.6	$623	58.5
Real estate, construction	1,243	7.8	1,566	8.8	150	11.6	206	13.3	147	15.4
Real estate, residential mortgage	155	24.0	661	22.9	1,762	22.0	392	21.4	822	20.4
Consumer and other loans	176	5.5	84	5.6	135	6.7	117	8.7	77	5.7

Total	$2,867	100.0	$3,073	100.0	$2,670	100.0	$1,659	100.0	$1,669	100.0

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

The liquidity ratio, the level of liquid assets divided by total deposits plus short-term liabilities, is considered to be adequate by management.

Table 15. Interest Rate Sensitivity

	December 31, 2011 Maturities/Repricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
(In thousands)
Earning Assets:
Loans	$11,286	$18,122	$53,442	$47,622	$130,472
Investments	228	714	6,394	62,023	69,359
Interest-bearing deposits in banks	14,758	—	—	—	14,758
Federal funds sold	33,700	—	—	—	33,700

Total	$59,972	$18,836	$59,836	$109,645	$248,289

Interest-bearing deposits:
Interest checking	$11,251	$—	$—	$—	$11,251
Money market	37,056	—	—	—	37,056
Savings	27,996	—	—	—	27,996
Certificates of deposit	7,673	37,448	78,852	—	123,973

Total	$83,976	$37,448	$78,852	$—	$200,276

Interest sensitivity gap	$(24,004)	$(18,612)	$(19,016)	$109,645	$48,013
Cumulative interest sensitivity gap	$(24,004)	$(42,616)	$(61,632)	$48,013	$48,013
Ratio of cumulative interest sensitivity gap to total earning assets	(9.67)%	(17.16)%	(24.82)%	19.34%	19.34%

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 above shows the sensitivity of the Company’s balance sheet on December 31, 2011. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2011, the Company appeared to be liability-sensitive with interest-bearing liabilities exceeding earning assets, subject to changes in interest rates, for the 1-3, 4-12, and 13-60 months column. The Company is in an asset-sensitive position for the over 60 months periods.

Matching sensitive positions alone does not ensure that Cardinal has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Earnings and Balance Sheet Analysis

2010 Compared to 2009 – Net interest income, on a taxable equivalent basis, was $6.8 million, an increase of $278 thousand from $6.5 million in 2009. This increase was driven by decreased rates paid on the Company’s interest earning liabilities, which decreased by $642 thousand and more than offset the decrease in interest earning assets of $364 thousand. Noninterest income increased by 4.4% to $683 thousand for 2010 compared to $654 thousand for 2009 due primarily to an increase in net realized gains on sale of securities due to early calls by bond issuers to take advantage of declining interest rates. Noninterest expense increased by $431 thousand or 8.5% to $5.5 million compared to $5.1 million in 2009 primarily to an increase in salaries and employee benefits due to the change in accounting method in 2009, which caused a one-time income effect of $667 thousand.

Earning assets averaged $231.4 million, compared to $217.4 million in 2009, due to increases in deposits in banks of $3.9 million and taxable investment securities of $11.5 million due to increased deposits. Loans increased $3.1 million to $150.2 million in 2010.

Interest-bearing liabilities averaged $184.0 million, compared to $172.2 million in 2009 driven primarily by an increase of $10.7 million in large denomination depsoits. The increase in interest-bearing liabilities reflects the shift of funds from higher risk investments to an environment of less risk and greater stability.

Stockholders’ equity increased 6.7% to an average of $31.7 million in 2010 from $29.7 million in 2009. The return on average assets and average equity increased to .40% and 3.06%, respectively for 2010 compared to .24% and 1.85%, respectively, for 2009. Book value per share was $20.76 at December 31, 2010, compared to $20.00 at year-end 2009, representing an increase of 3.8%.

The allowance for loan losses at December 31, 2010 was $3.1 million compared to $2.7 million a year earlier. The allowance for loan losses as a percentage of period end loans was 2.06% compared to 1.78% at year-end 2009. The Company had charge-offs, net of recoveries, in the amount of $258 thousand for 2010. This compared to charge-offs, net of recoveries, in the amount of $215 thousand for 2009. Nonperforming assets totaled $8.0 million at December 31, 2010, an increase of $2.1 million from 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HESS, STEWART & CAMPBELL, PLLC
940 4TH AVENUE
JOHN G. HESS, CPA RICHARD M. STEWART, CPA	CERTIFIED PUBLIC ACCOUNTANTS	SUITE 250 P.O. BOX 1060
ROBERT C. CAMPBELL, CPA TOMI J. WEBER, CPA	252 GEORGE STREET	HUNTINGTON, WV 25713 (304) 523-6464
CHARLES A. COOK, CPA C. MICHAEL BASS, CPA	BECKLEY, WEST VIRGINIA 25801	(304) 523-4395 FAX
__________	__________
STEPHEN D. HENSLEY, CPA DARRELL D. TUCKER, CPA	(304) 255 – 1978
CARLA F. LOKANT, CPA JEFFREY M. MOLLOHAN, CPA	Fax (304) 255 – 1971
AMANDA J.SERGENT,CPA RANDY H. WILLIAMS, CPA	__________
ELIOTT R. WILSON, CPA, CVA TODD A. ROBINSON, CPA
CHARLES “MATT” MORRIS, CPA ANGIE M. HAYNIE, CPA MERRILL L. MAY, CPA	Email: hsc@hsc-cpa.com Web Site: hsc-cpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cardinal Bankshares Corporation

Floyd, Virginia

We have audited the accompanying consolidated balance sheets of Cardinal Bankshares Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Bankshares and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and its cash flows for the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Cardinal Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011 included in Form 10-K and, accordingly, we do not express an opinion thereon.

Beckley, West Virginia

March 14, 2012

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Balance Sheet

December 31, (In thousands, except share data)	2011	2010
Assets
Cash and due from banks	$4,255	$2,948
Interest-bearing deposits in banks	14,758	7,792
Federal funds sold	33,700	21,550

Total cash and cash equivalents	52,713	32,290

Investment securities available for sale, at fair value	57,105	42,644
Investment securities held to maturity (fair value approximates $13,662 and $14,780 at December 31, 2011 and 2010, respectively)	12,950	14,698
Restricted equity securities	592	575

Total loans	130,158	148,916
Allowance for loan losses	(2,867)	(3,073)

Net loans	127,291	145,843

Bank premises and equipment, net	2,895	3,846
Accrued interest receivable	824	954
Foreclosed assets	3,418	509
Bank owned life insurance	5,437	5,279
Other assets	2,935	2,430

Total assets	$266,160	$249,068

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$32,135	$28,264
Interest-bearing deposits	200,276	188,721

Total deposits	232,411	216,985

Accrued interest payable	88	111
Other liabilities	628	85

Total liabilities	233,127	217,181

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $10 par value; 5,000,000 shares authorized; 1,535,733 shares issued and outstanding at December 31, 2011 and 2010	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	14,292	13,439
Accumulated other comprehensive gain (loss)	459	166

Total stockholders’ equity	33,033	31,887

Total liabilities and stockholders’ equity	$266,160	$249,068

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

Years ended December 31, (In thousands, except share and per share data)	2011	2010
Interest and dividend income
Loans and fees on loans	$8,031	$8,818
Federal funds sold	49	44
Investment securities:
Taxable	1,346	1,233
Exempt from federal income tax	679	726
Dividend income	15	19
Deposits with banks	2	7

Total interest income	10,122	10,847

Interest expense
Deposits	3,066	4,395

Total interest expense	3,066	4,395

Net interest income	7,056	6,452

Provision for loan losses	592	661

Net interest income after provision for loan losses	6,464	5,791

Noninterest income
Service charges on deposit accounts	208	194
Other service charges and fees	117	124
Net realized gains on sales of securities	115	98
Net other-than-temporary impairment on investments	(300)	—
Income on bank owned life insurance	158	164
Other income	126	103

Total noninterest income	424	683

Noninterest expense
Salaries and employee benefits	3,496	3,236
Occupancy and equipment	607	679
Legal and professional	287	157
Bank franchise tax	172	156
Data processing services	227	241
FDIC insurance premiums	303	368
Foreclosed assets, net	(33)	51
Loss on sale of premises and equipment	82	—
Other operating expense	583	632

Total noninterest expense	5,724	5,520

Income before income taxes	1,164	954
Income tax expense (benefit)	65	(15)

Net income	$1,099	$969

Basic earnings per share	$.72	$.63

Diluted earnings per share	$.72	$.63

Weighted average basic shares outstanding	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$15,357	$2,925	$12,716	$(290)	$30,708

Comprehensive income
Net income	—	—	969	—	969
Net unrealized securities gains arising during the period, net of taxes of $268	—	—	—	522	522
Realized securities gains, net of taxes of $(32)	—	—	—	(66)	(66)

Total comprehensive income					1,425
Cash dividends declared ($0.16 per share)	—	—	(246)	—	(246)

Balance, December 31, 2010	15,357	2,925	13,439	166	31,887

Comprehensive income
Net income	—	—	1,099	—	1,099
Net unrealized securities gains arising during the period, net of taxes of $188	—	—	—	370	370
Realized securities gains, net of taxes of $(38)	—	—	—	(77)	(77)

Total comprehensive income					1,392
Cash dividends declared ($0.16 per share)	—	—	(246)	—	(246)

Balance, December 31, 2011	$15,357	$2,925	$14,292	$459	$33,033

See Notes to Consolidated Financial Statements

.

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, (In thousands)	2011	2010
Cash flows from operating activities
Net income	$1,099	$969
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	227	259
Accretion of discount on securities, net of amortization of premiums	394	416
Provision for (recovery of) loan losses	592	661
Deferred income taxes benefit (expense)	(219)	(292)
Net realized (gain) loss on securities	(115)	(98)
Net realized (gain) loss on sale of foreclosed assets	20	51
Net realized (gain) loss on sale of premises and equipment	82	—
Deferred compensation and pension expense (benefit)	12	67
Income on bank owned life insurance	(158)	(164)
Net other-than-temporary impairment on investments	300	—
Changes in assets and liabilities:
Accrued income	130	77
Other assets	(449)	401
Accrued interest payable	(23)	(32)
Other liabilities	543	(273)

Net cash provided by operating activities	2,435	2,042

Cash flows from investing activities
Purchases of available for sale securities	(30,685)	(21,937)
Sales of available for sale securities	4,890	983
Maturities, calls and paydowns of available for sale securities	11,218	15,375
Purchases of held to maturity securities	(347)	(2,601)
Maturities, calls and paydowns of held to maturity securities	2,076	3,756
Call (purchase) of restricted equity securities	(17)	—
Net decrease (increase) in loans	14,821	470
Net purchases (sales) of premises and equipment	642	(313)
Proceeds from sale of foreclosed assets	210	120

Net cash provided (used) by investing activities	2,808	(4,147)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	3,871	970
Net increase in interest-bearing deposits	11,555	7,814
Dividends paid	(246)	(246)

Net cash provided by financing activities	15,180	8,538

Net increase in cash and cash equivalents	20,423	6,433
Cash and cash equivalents, beginning	32,290	25,857

Cash and cash equivalents, ending	$52,713	$32,290

Supplemental disclosures of cash flow information
Interest paid	$3,089	$4,427

Income taxes paid	$419	$250

Supplemental disclosures of noncash activities
Transfer of loans to foreclosed assets	$3,139	$437

See Notes to Consolidated Financial Statements

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

Bank of Floyd and its wholly-owned subsidiary, FBC, Inc., are incorporated and operate under the laws of the Commonwealth of Virginia. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. The Bank serves the counties of Floyd, Carroll, Montgomery, Roanoke and Pulaski, Virginia and the Cities of Roanoke, Christiansburg, and Salem, Virginia, through seven banking offices. FBC Inc.’s assets and operations consist primarily of annuity sales and minority interests in an insurance company and a title insurance company.

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

The majority of the Company’s loan portfolio consists of loans in Southwest Virginia. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but is influenced by the agricultural and governmental segments.

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

Cash and Cash Equivalents

For purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions Cash and due from banks, Interest bearing deposits in banks and Federal funds sold.

Interest-Bearing Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less cost to sell at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations on foreclosed real estate. The historical average holding period for such properties is approximately 22 months.

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

Note 1. Organization and Summary of Significant Accounting Policies, continued

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management is not aware of any material uncertain tax positions and no liability has been recognized at December 31, 2011. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

In January 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defers the effective date for interim and annual periods ending after June 15, 2011, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. The deferral in this amendment was effective upon issuance and did not have a significant impact on the Company.

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

The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The amendments did not have a significant impact on the Company.

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

In April 2011 the Financial Accounting Standards Board issued Accounting Standards Update 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity when all of the listed conditions have been met. The amendments are not expected to have a significant impact on the Company.

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

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-09, Compensation – Retirement Benefits – Multiemployer Plans. This update addresses concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. A unique characteristic of a multiemployer plan is that assets contributed by one employer may be used to provide benefits to employees of other participating employers. This is because the assets contributed by an employer are not specifically earmarked only for its employees. If a participating employer fails to make its required contributions, the unfunded obligations of the plan may be borne by the remaining participating employers. Similarly, in some cases, if an employer chooses to stop participating in a multiemployer plan, the withdrawing company may be required to pay to the plan a final payment (the withdrawal liability). Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this update require additional disclosures about an employer’s participation in a multiemployer pension plan.

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

Previously, disclosures were limited primarily to the historical contributions made to the plans. In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods for fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all periods presented. The amendments are not expected to have a significant impact on the Company.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-10, Property, Plant and Equipment. Under the amendments in the Update, when a parent ceases to have a controlling interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidate financial statements until legal title to the real estate is transferred to legally satisfy the debt. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. The amendments are not expected to have any impact on the Company.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11, Balance Sheet. Offsetting (netting) assets and liabilities is an important aspect of presentation in financial statements. The differences in the offsetting requirements in U.S. generally accepted accounting principles (U.S GAAP) and International Financial Reporting Standards (IFRS) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and the amounts presented in those statements prepared in accordance with IFRS for certain institutions. The difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on financial position. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments are not expected to have a significant impact on the Company.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-12, Comprehensive Income. This Update defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments, and supersedes certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments are not expected to have a significant impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Restrictions on Cash and Due from Banks

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $900 thousand for each of the two-week periods including December 31, 2011 and 2010.

Note 3. Securities

Debt and equity securities have been classified in the Consolidated Balance Sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2011 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Government sponsored enterprises	$1,933	$21	$2	$1,952
State and municipal securities	5,226	267	—	5,493
Mortgage-backed securities	46,293	755	120	46,928
Other securities	2,957	18	243	2,732

	$56,409	$1,061	$365	$57,105

Held to maturity
State and municipal securities	$12,925	$712	$—	$13,637
Mortgage-backed securities	25	—	—	25

	$12,950	$712	$—	$13,662

2010 (In thousands)
Available for sale
Government sponsored enterprises	$2,853	$30	$17	$2,866
State and municipal securities	2,994	66	11	3,049
Mortgage-backed securities	32,483	454	104	32,833
Other securities	4,063	15	182	3,896

	$42,393	$565	$314	$42,644

Held to maturity
State and municipal securities	$14,672	$279	$198	$14,753
Mortgage-backed securities	26	1	—	27

	$14,698	$280	$198	$14,780

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

Investment securities with amortized cost of approximately $6.3 million and $7.1 million at December 31, 2011 and 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

(In thousands)	2011	2010
Realized gains, available for sale securities	$124	$94
Realized losses, available for sale securities	(9)	—
Realized gains, held to maturity securities	—	4

	$115	$98

Note 3. Securities, continued

The scheduled maturities of debt securities available for sale and held to maturity at December 31, 2011 were as follows:

(In thousands)	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$414	$422	$528	$536
Due after one year through five years	1,780	1,706	4,614	4,773
Due after five years through ten years	2,983	3,194	3,207	3,431
Due after ten years	51,232	51,783	4,601	4,922

	$56,409	$57,105	$12,950	$13,662

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following table shows the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011 (In thousands)
Government sponsored enterprises	$948	$2	$—	$—	$948	$2
State and municipal securities	275	—	—	—	275	—
Mortgage- backed securities	9,936	47	4,652	73	14,588	120
Other Securities	866	151	908	92	1,774	243

Total temporarily impaired securities	$12,025	$200	$5,560	$165	$17,585	$365

December 31, 2010 (In thousands)
Government sponsored enterprises	$982	$17	$—	$—	$982	$17
State and municipal securities	5,559	158	387	51	5,946	209
Mortgage- backed securities	12,054	100	668	4	12,722	104
Other Securities	1,016	8	1,327	174	2,343	182

Total temporarily impaired securities	$19,611	$283	$2,382	$229	$21,993	$512

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At December 31, 2011, the Company had one government-sponsored security with an aggregate unrealized loss of approximately $2 thousand, one state and municipal securities with no aggregate unrealized loss, 27 mortgaged-backed securities with an aggregate unrealized loss of approximately $120 thousand and five other securities with an aggregate unrealized loss of approximated $243 thousand. Management does not believe that gross unrealized losses, which totals 2.1% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

Note 4. Loans Receivable

The major components of loans in the Consolidated Balance Sheets are summarized below:

December 31, (In thousands)	2011	2010
Commercial	$5,873	$7,230
Real estate
Construction and land development	8,868	13,110
Residential, 1-4 families	26,568	29,961
Residential, 5 or more families	4,717	4,277
Farmland	1,306	1,274
Nonfarm, nonresidential	75,879	85,049
Agricultural	9	72
Consumer	2,487	2,923
Other	4,765	5,388

Gross loans	130,472	149,284
Unearned discount and net deferred loan fees and costs	(314)	(368)

Total loans	130,158	148,916
Allowance for loan losses	(2,867)	(3,073)

Net loans	$127,291	$145,843

Overdrafts that were reclassified as part of gross loans totaled $7 thousand and $12 thousand at December 31, 2011 and 2010, respectively.

As a part of the ongoing monitoring of the credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade assigned to commercial and consumer loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions in the Company’s geographic markets.

The Company categorizes loans receivable into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans receivable as to credit risk. The Company uses the following definitions for risk ratings:

Pass - Loans in this category are considered to have a low likelihood of loss based on relevant information analyzed about the ability of the borrowers to service their debt and other factors.

Special Mention - Loans in this category are currently protected but are potentially weak, including adverse trends in borrower’s operations, credit quality or financial strength. Those loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Company’s credit position at some future date.

Substandard - A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Note 4. Loans Receivable, continued

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

The following table presents the loan portfolio by credit quality indicator (risk grade) as of December 31, 2011 and December 31, 2010.

December 31, 2011 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans
Commercial	$3,161	$—	$2,712	$—	$5,873
Real Estate
Construction and land development	5,671	—	3,197	—	8,868
Residential, 1-4 families	25,730	—	838	—	26,568
Residential, 5 or more families	3,890	827	—	—	4,717
Farmland	1,306	—	—	—	1,306
Nonfarm, nonresidential	64,401	2,436	9,042	—	75,879
Agriculture	9	—	—	—	9
Consumer	2,487	—	—	—	2,487
Other	4,765	—	—	—	4,765

Total loans	$111,420	$3,263	$15,789	$—	$130,472

December 31, 2010 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans
Commercial	$7,077	$—	$153	$—	$7,230
Real Estate
Construction and land development	6,309	—	4,475	2,326	13,110
Residential, 1-4 families	29,028	—	621	312	29,961
Residential, 5 or more families	4,277	—	—	—	4,277
Farmland	1,274	—	—	—	1,274
Nonfarm, nonresidential	79,425	4,940	325	359	85,049
Agriculture	72	—	—	—	72
Consumer	2,923	—	—	—	2,923
Other	5,388	—	—	—	5,388

Total loans	$135,773	$4,940	$5,574	$2,997	$149,284

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

Note 4. Loans Receivable, continued

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of December 31, 2011 and December 31, 2010.

	Accruing Loans
December 31, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial	$1	$2,700	$2,701	$—	$3,172	$5,873
Real Estate
Construction and land development	—	—	—	3,197	5,671	8,868
Residential, 1-4 families	—	—	—	612	25,956	26,568
Residential, 5 or more families	—	—	—	—	4,717	4,717
Farmland	—	—	—	—	1,306	1,306
Nonfarm, nonresidential	107	—	107	5,489	70,283	75,879
Agriculture	—	—	—	—	9	9
Consumer	3	—	3	—	2,484	2,487
Other	—	—	—	—	4,765	4,765

Total loans	$111	$2,700	$2,811	$9,298	$118,363	$130,472

	Accruing Loans
December 31, 2010 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial	$50	$—	$50	$—	$7,180	$7,230
Real Estate
Construction and land development	2,546	—	2,546	6,800	3,764	13,110
Residential, 1-4 families	—	—	—	312	29,649	29,961
Residential, 5 or more families	—	—	—	—	4,277	4,277
Farmland	—	—	—	—	1,274	1,274
Nonfarm, nonresidential	—	—	—	359	84,690	85,049
Agriculture	—	—	—	—	72	72
Consumer	—	—	—	—	2,923	2,923
Other	—	—	—	—	5,388	5,388

Total loans	$2,596	$—	$2,596	$7,471	$139,217	$149,284

Note 4. Loans Receivable, continued

The following table details impaired loan data as of December 31, 2011 and December 31, 2010:

December 31, 2011 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected
With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate
Construction and land development	2,504	—	2,529	87	108
Nonfarm, nonresidential	2,500	—	2,500	(32)	—

	5,004	—	5,029	55	108

With an Allowance Recorded
Commercial	12	12	12	—	—
Real Estate
Construction and land development	3,197	584	3,902	—	—
Residential, 1-4 families	612	73	791	13	16
Nonfarm, nonresidential	4,961	589	5,233	90	149

	8,782	1,258	9,938	103	165

Total
Commercial	12	12	12	—	—
Real Estate
Construction and land development	5,701	584	6,431	87	108
Residential, 1-4 families	612	73	791	13	16
Nonfarm, nonresidential	7,461	589	7,733	58	149

	$13,786	$1,258	$14,967	$158	$273

December 31, 2010 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected
With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate
Construction and land development	2,546	—	2,546	90	126
Nonfarm, nonresidential	1,745	—	1,747	79	84

	4,291	—	4,293	169	210

With an Allowance Recorded
Commercial	152	17	167	12	12
Real Estate
Construction and land development	4,618	1,053	4,087	—	—
Residential, 1-4 families	312	197	275	—	4
Nonfarm, nonresidential	634	122	475	33	67

	5,716	1,389	5,004	45	83

Total
Commercial	152	17	167	12	12
Real Estate
Construction and land development	7,164	1,053	6,633	90	126
Residential, 1-4 families	312	197	275	—	4
Nonfarm, nonresidential	2,379	122	2,222	112	151

	$10,007	$1,389	$9,297	$214	$293

The Company is generally not committed to advance additional funds in connection with impaired loans.

Note 4. Loans Receivable, continued

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all loan restructurings that occurred on or after the beginning of the fiscal year of adoption, January 1, 2011, to determine whether they are considered troubled debt restructurings (“TDRs”) under the amended guidance. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulty as both events must be present. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At December 31, 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $6.6 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss exposure was approximately $620 thousand.

The following is a schedule of loans that are considered Trouble Debt Restructurings at December 31, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Real Estate	3	$6,570	$6,570

Total	3	$6,570	$6,570

During the twelve months ended December 31, 2011, the Bank modified two loans that were considered to be troubled debt restructurings. We extended the maturity date term for none of these loans, lowered the interest rate for two of these loans, and entered into forbearance agreements on none of these loans.

The following is a schedule of loans that had been previously restructured and have subsequently defaulted at December 31, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Real Estate	—	$—	$—

Total	—	$—	$—

During the twelve months ended December 31, 2011, one loan that had previously been restructured, was in default, none of which went into default in the quarter. The Bank considers a loan in default when it is 90 days or more past due or on nonaccrual status.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings. All troubled debt restructurings are considered impaired loans. Loss exposure related to these loans are determined by management quarterly.

At December 31, 2011 there were $6.6 million in loans that are classified as trouble debt restructurings compared to $2.3 million at December 31, 2010.

The Company generally does not make commitments to lend additional funds to customers classified as trouble debt restructures.

Note 5. Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the nine-month periods ended December 31, 2011 and December 31, 2010. Allocation portion of the allowance to one category of loans does not preclude its activity to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

December 31, 2011 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
Commercial	$79	$80	$1	$35	$35
Real Estate
Construction and land development	1,729	503	125	(108)	1,243
Residential, 1-4 families	385	356	2	124	155
Residential, 5 or more families	—	—	—	—	—
Farmland	—	—	—	—	—
Nonfarm, nonresidential	710	—	4	541	1,255
Agriculture	3	—	—	—	3
Consumer	47	—	3	—	50
Other	120	—	6	—	126

	$3,073	$939	$141	$592	$2,867

December 31, 2010 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
Commercial	$127	$19	$4	$(33)	$79
Real Estate
Construction and land development	1,435	—	—	294	1,729
Residential, 1-4 families	310	—	—	75	385
Residential, 5 or more families	—	—	—	—	—
Farmland	—	—	—	—	—
Nonfarm, nonresidential	682	243	—	325	710
Agriculture	3	—	—	—	3
Consumer	52	5	—	—	47
Other	115	—	5	—	120

	$2,670	$267	$9	$661	$3,073

Note 5. Allowance for Loan Losses, continued

The following table indicates the allocation of the allowance for loan losses based on loans evaluated specifically for impairment and loans evaluated collectively for the years ended December 21, 2011 and 2010.

December 31, 2011 (In thousands)	Individually Evaluate for Impairment	Ending Balance Collectively Evaluated Impairment	Total
Commercial	$12	$23	$35
Real Estate
Construction and land development	584	659	1,243
Residential, 1-4 families	73	82	155
Residential, 5 or more families	—	—	—
Farmland	—	—	—
Nonfarm, nonresidential	589	666	1,255
Agriculture	—	3	3
Consumer	—	50	50
Other	—	126	126

Ending balance of allowance for loan losses	$1,258	$1,609	$2,867

Ending balance to total allowance ratio	43.88%	56.12%	100%

December 31, 2010 (In thousands)
Commercial	$17	$62	$79
Real Estate
Construction and land development	1,052	677	1,729
Residential, 1-4 families	197	188	385
Residential, 5 or more families	—	—	—
Farmland	—	—	—
Nonfarm, nonresidential	123	587	710
Agriculture	—	3	3
Consumer	—	47	47
Other	—	120	120

Ending Balance	$1,389	$1,684	$3,073

Ending balance of allowance to total allowance	45.20%	54.80%	100%

Note 6. Bank Premises and Equipment

Bank premises and equipment included in the Consolidated Balance Sheets are as follows:

December 31, (In thousands)	2011	2010
Land	$704	$929
Bank premises	3,666	4,421
Furniture and equipment	970	894

Total	5,340	6,244
Less accumulated depreciation	(2,445)	(2,398)

Bank premises and equipment, net	$2,895	$3,846

Depreciation expense was $227 thousand and $259 thousand for the years ended December 31, 2011 and 2010, respectively.

The Bank has entered into long-term leases for two of its branch banking facilities under agreements accounted for as operating leases. These leases were renewed in 2009, with the Salem lease expiring in 2014 and the Willis lease expiring in 2012. The Bank also entered into a long-term lease for land for one of its branches. The lease has an initial term of ten years, with automatic renewal in ten year increments terminating in 2046. Rental expense was $83 thousand and $81 thousand for 2011 and 2010, respectively. Future minimum lease payments are as follows:

(In thousands)
2012	79
2013	79
2014	58
2015	28
2016	19
Years thereafter	—

Total	$263

Note 7. Deposits

The composition of deposits is as follows:

December 31, (In thousands)	2011	2010
Demand deposits, noninterest bearing	$32,135	$28,264
NOW and money market accounts	48,307	34,624
Savings deposits	27,996	24,972
Time certificates $100,000 or more	58,733	60,933
Other time certificates	65,240	68,192

Total deposits	$232,411	$216,985

At December 31, 2011, the scheduled maturities of time deposits are as follows:

(In thousands)
2012	45,121
2013	33,489
2014	8,508
2015	19,623
2016	17,232

Total	$123,973

Note 8. Borrowings

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $2.0 million and a secured line of credit with the Federal Home Loan Bank of Atlanta of approximately $29.5 million. Additional amounts are available from the Federal Home Loan Bank with additional collateral. At December 31, 2011 and 2010, there were no amounts outstanding under these agreements.

Note 9. Employee Benefit Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Plan”). The Pentegra Plan is a tax-qualified defined-benefit pension plan. The Pentegra Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra Plan operates as a multi-employer plan for accounting purposes and is a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan.

The Pentegra Plan is a single plan under Internal Revenue Code Section 413 (C) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Following is information regarding contributions to the Pentegra Plan for the years ended December 31, 2011 and 2010 and funding status as of July 1, 2011 and 2010 (plan year end):

	2011	2010
Contributions paid during the year	$257,991	$380,216

Contributions represent more than 5% of total contributions made by all employers?	No	No

Funded status per valuation reports	85.24%	82.62%

Note 10. Deferred Compensation and Life Insurance

Deferred compensation plans have been adopted for certain members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $2 thousand to $8 thousand are payable for ten years certain, generally beginning at age 65. The liability accrued for compensation deferred under the plan amounts to $11 thousand and $22 thousand at December 31, 2011 and 2010, respectively.

Charges to income are based on present value of future cash payments, discounted at 8%, and amounted to $1 thousand and $2 thousand for 2011 and 2010, respectively.

The Bank is owner and beneficiary of life insurance policies on these directors. Policy cash values, net of policy loans, totaled $79 thousand and $74 thousand at December 31, 2011 and 2010 respectively.

In 2002, the Bank adopted a supplemental executive retirement plan to provide benefits for a member of management. Under plan provisions, aggregate fixed payments of $45 thousand are payable for 20 years certain, beginning on the executive’s retirement date. The liability is calculated by discounting the anticipated future cash flows at 6.10%. The liability accrued for this obligation was $468 thousand at December 31, 2011 and 2010, respectively. Charges to income are based on changes in the cash value of insurance which funds the liability.

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

Note 11. Fair Value of Financial Instruments, continued

The estimated fair values of the Company’s financial instruments are as follows:

December 31, (In thousands)	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$4,255	$4,255	$2,948	$2,948
Interest-bearing deposits with banks	14,758	14,758	7,792	7,792
Federal funds sold	33,700	33,700	21,550	21,550
Securities, available for sale	57,105	57,105	42,644	42,644
Securities, held to maturity	12,950	13,662	14,698	14,780
Restricted equity securities	592	592	575	575
Total loans	130,158	132,837	148,916	151,187
Accrued interest receivable	824	824	954	954
Financial liabilities
Deposits	232,411	234,816	216,985	218,256
Accrued interest payable	88	88	111	111
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letters of credit	—	11,912	—	10,097

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

Note 11. Fair Value of Financial Instruments, continued

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The tables below present the recorded amount of assets measured at fair value on a recurring basis.

(In Thousands) December 31, 2011	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$1,952	$—	$1,952	—
State and municipal securities	5,493	355	5,138	—
Mortgage-backed securities	46,928	—	46,928	—
Other securities	2,732	—	2,732	—

Total assets at fair value	$57,105	$355	$56,750	—

(In Thousands) December 31, 2010	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$2,866	$—	$2,866	—
State and municipal securities	3,049	—	3,049	—
Mortgage-backed securities	32,833	1,040	31,793	—
Other securities	3,896	—	3,896	—

Total assets at fair value	$42,644	$1,040	$41,604	—

There were no liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010.

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

(In Thousands) December 31, 2011	Total	Level 1	Level 2	Level 3
Impaired loans	$7,524	—	$7,524	—
Foreclosed assets	3,418	—	3,418	—

Total assets at fair value	$10,942	—	$10,942	—

(In Thousands) December 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans	$4,327	—	$4,327	—
Foreclosed assets	509	—	509	—

Total assets at fair value	$4,836	—	$4,836	—

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2011 and 2010.

Note 12. Income Taxes

The components of income tax expense (benefit) are as follows:

Years ended December 31, (In thousands)	2011	2010
Current taxes – federal	$284	$277
Deferred taxes – federal	(219)	(292)

Income tax expense (benefit)	$65	$(15)

A reconciliation of the expected income tax expense computed by applying the federal statutory rate of 34% to income included in the consolidated statements of income follows:

Years ended December 31, (In thousands)	2011	2010
Expected tax expense	$396	$324
Tax exempt interest	(272)	(307)
Income on bank owned life insurance	(55)	(56)
Other	(4)	24

Income tax expense (benefit)	$65	$(15)

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and does not believe it has any liability related to uncertain tax positions. The Company’s policy is to classify any interest or penalties recognized as interest expense or noninterest expense, respectively. The years ended December 31, 2011, 2010 and 2009 remains open for audit by all major jurisdictions.

The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31, (In thousands)	2011	2010
Deferred tax assets
Allowance for loan and other real estate losses	$894	$992
Interest on non-accrual loans	352	218
Deferred loan interest, fees	107	125
Employee benefit liabilities	254	245
Alternative minimum tax carryforward	395	301
Other-than-temporary impairment valuation	102	—
Net unrealized losses on securities available for sale	—	—

Total deferred tax assets	2,104	1,881

Deferred tax liabilities
Prepaid expenses	40	48
Depreciation	118	113
Accretion of discount on investment securities	59	52
Net unrealized gains on securities available for sale	237	85

Total deferred tax liabilities	454	298

Net deferred tax asset	$1,650	$1,583

Note 12. Income Taxes, continued

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of asset and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-back and carry-forward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year of prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There is no valuation allowance for deferred tax assets as of December 31, 2011 and 2010. It is management’s belief that realization of the deferred tax asset is more likely than not.

Note 13. Commitments and Contingencies

Litigation

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, there are no such claims at December 31, 2011 or 2010 that will have a material effect on the Company’s consolidated financial statements.

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

December 31, (In thousands)	2011	2010
Commitments to extend credit	$11,612	$9,594
Standby letters of credit	300	503

	$11,912	$10,097

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

The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential or investment real estate and commercial properties.

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

Note 13. Commitments and Contingencies, continued

Concentrations of Credit Risk

The majority of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area. The majority of such customers are depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Company’s market area. The concentrations of credit by type of loan are set forth in the Loans Receivable note. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Company, as a matter of practice, does not extend credit to any single borrower or group of related borrowers in excess of approximately $3.5 million.

Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Floyd, Carroll, Montgomery, Roanoke and Pulaski Counties and the Cities of Roanoke, Salem and Fairlawn, Virginia. A significant amount of the real estate loans set forth in the Loans Receivable note are secured by commercial real estate. The Company has a loan concentration relating to nonresidential buildings and real estate land developers. Total loans to this group amounted to approximately $25.8 million at December 31, 2011 and approximately $33.6 million at December 31, 2010. In addition, the Company has loan concentrations relating to hotels and motels. Total loans to this group amounted to approximately $13.6 million at December 31, 2011 and approximately $14.6 million at December 31, 2010.

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

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2.3 million at December 31, 2011. There were no intercompany loans at December 31, 2011 and 2010, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Note 14. Regulatory Matters, continued

Capital Requirements, continued

The Company and the Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
In thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk-weighted assets Consolidated	$34,502	22.51%	$12,263	8.00%	n/a	n/a
Bank of Floyd	25,276	17.16%	11,781	8.00%	$14,726	10.00%
Tier I capital to risk-weighted assets Consolidated	32,574	21.25%	6,132	4.00%	n/a	n/a
Bank of Floyd	23,426	15.91%	5,890	4.00%	8,836	6.00%
Tier I capital to average assets Consolidated	32,574	12.52%	10,407	4.00%	n/a	n/a
Bank of Floyd	23,426	9.27%	10,107	4.00%	12,634	5.00%

December 31, 2010
Total capital to risk-weighted assets Consolidated	$33,758	20.85%	$12,955	8.00%	n/a	n/a
Bank of Floyd	24,010	15.47%	12,413	8.00%	$15,517	10.00%
Tier I capital to risk-weighted assets Consolidated	31,721	19.59%	6,478	4.00%	n/a	n/a
Bank of Floyd	22,061	14.22%	6,207	4.00%	9,310	6.00%
Tier I capital to average assets Consolidated	31,721	12.99%	9,770	4.00%	n/a	n/a
Bank of Floyd	22,061	9.06%	9,737	4.00%	12,171	5.00%

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

Aggregate loan transactions with related parties were as follows:

December 31, (In thousands)	2011	2010
Balance, beginning	$476	$483
Additions	101	27
Repayments	(301)	(34)

Balance, ending	$276	$476

Note 15. Transactions with Related Parties, continued

Deposit transactions with related parties at December 31, 2011 and 2010 were not material to the company’s financial condition or its results of operations.

Note 16. Parent Company Financial Information

Condensed financial information of Cardinal Bankshares Corporation is presented as follows:

Balance Sheets

December 31, (In thousands)	2011	2010
Assets
Cash and due from banks	$1,765	$709
Investment securities available for sale, at fair value	1,412	2,269

Total loans	5,546	6,855
Allowance for loan losses	(287)	(342)

Net loans	5,259	6,513

Investment in affiliate bank at equity	23,910	22,223
Other assets	694	173

Total assets	$33,040	$31,887

Liabilities
Other liabilities	$7	$—

Total liabilities	7	—

Stockholders’ equity
Common stock	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	14,292	13,439
Accumulated other comprehensive loss	459	166

Total stockholders’ equity	33,033	31,887

Total liabilities and stockholders’ equity	$33,040	$31,887

Note 16. Parent Company Financial Information, continued

Statements of Income

Years ended December 31, (In thousands)	2011	2010
Income
Dividends from affiliate bank	$—	$—
Interest on loans	306	339
Interest on investment securities	113	138
Other income	4	—

Total income	423	477

Expenses
Management and professional fees	350	345
Provision for loan losses	46	—
Other expenses	449	59

Total expenses	845	404

Income (loss) before income tax (expense) benefit and equity in undistributed net income of subsidiaries	(422)	73

Income tax (expense) benefit	156	(25)

Income (loss) before equity in undistributed net income of subsidiaries	(266)	48

Equity in undistributed net income of subsidiaries	1,365	921

Net income	$1,099	$969

Note 16. Parent Company Financial Information, continued

Statements of Cash Flows

Years ended December 31, (In thousands)	2011	2010
Cash flows from operating activities
Net income	$1,099		$969
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Accretion of discount on securities, net of amortization of premiums	10		3
Provision for loan losses	46		—
Net realized gains on securities	(9)		—
Equity in undistributed income of subsidiaries	(1,365)		(921)
Net other-than-temporary impairment on investments	300		—
Net change in other assets	(70)		(3)
Net change in other liabilities	7		—

Net cash (used) provided by operating activities	18		48

Cash flows from investing activities
Net decrease (increase) in loans	773		685
Sales of available for sale securities	511		—
Capitalization of subsidiaries	—		(1,000)

Net cash (used) provided by investing activities	1,284		(315)

Cash flows from financing activities
Dividends paid	(246)		(246)

Net cash used by financing activities	(246)		(246)

Net increase (decrease) in cash and cash equivalents	1,056		(513)
Cash and cash equivalents, beginning	709		1,222

Cash and cash equivalents, ending	$1,765		$709

Supplemental disclosures of noncash activities Transfer of loans to foreclosed assets	$435	$	__—

Note 17. Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Cardinal Bankshares Corporation, as such term is defined in the Exchange Act Rules 13a-15(f). Cardinal’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Even excellent internal controls sometimes may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on our internal controls over financial reporting pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This routinely results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except as follows. Management implemented the following processes to enhance procedures associated with identification of newly adopted accounting disclosure standards applicable to the Company:

1.	Management will meet to assess disclosures associated with new accounting disclosure requirements, loan portfolio and asset quality, operation risks, legal issues, and subsequent events.

2.	An additional level of internal review has been implemented on a quarterly basis prior to the filing of the quarterly and annual reports with the SEC.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K appears in the Company’s Proxy Statement for the 2012 Annual Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s Proxy Statement for the 2012 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s Proxy Statement for the 2012 Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company’s Proxy Statement for the 2012 Annual Meeting and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s Proxy Statement for the 2012 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2011 and 2010

Consolidated Statements of Income -Years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows – Years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits:

The exhibits filed as part of this report are listed on the Exhibit Index which is incorporated in this item by reference.

(b)	Exhibits:

See Item 15(a) 3 above.

(c)	Schedules:

See Item 15(a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore	/s/ J. Alan Dickerson
Ronald Leon Moore	J. Alan Dickerson
Chairman, President &	Vice President &
Chief Executive Officer	Chief Financial Officer
Date: March 16, 2012	Date: March 16, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Leon Moore	Director, Chairman, President &	March 16, 2012
Ronald Leon Moore	Chief Executive Officer

/s/ Joseph Howard Conduff, Jr.*	Director & Chairman of Audit Committee	March 16, 2012
Joseph Howard Conduff, Jr.

/s/ W. R. Gardner, Jr.*	Vice-Chairman & Director	March 16, 2012
W. R. Gardner, Jr.

/s/ Michael D. Larrowe*	Director & Executive Vice-President	March 16, 2012
Michael D. Larrowe

/s/ Kevin D. Mitchell*	Director	March 16, 2012
Kevin D. Mitchell

/s/ G. Harris Warner, Jr.*	Director	March 16, 2012
G. Harris Warner, Jr.

*/s/ J. Alan Dickerson
J. Alan Dickerson
Attorney in Fact

INDEX TO EXHIBITS

Exhibit No.	Description

3.(i)	Articles of Incorporation – incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on August 16, 1996.

3.(ii)	Bylaws of Registrant – dated December 1, 2001 (filed herewith).

10.1	Employment Agreement between the Registrant and Michael Larrowe dated July 20, 1996 (filed herewith).

10.2	Supplemental Executive Retirement Agreement between Registrant and R. Leon Moore dated December 31, 2008 (filed herewith).

14.	Code of Ethics for Senior Officers of Registrant (filed herewith).

21.	Subsidiaries of Registrant (filed herewith).

23.	Consent of Hess, Stewart &Campbell, PLLC (filed herewith).

24.	Power of Attorney (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1359, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	The following materials from the Company’s 10-K Report for the year ended December 31, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed