Form 10-Q
period 2012-03-31
CARDINAL BANKSHARES CORP
filed 2012-05-09
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of May 9, 2012 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

March 31, 2012

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) March 31, 2012	(Audited) December 31, 2011
Assets
Cash and due from banks	$3,428	$4,255
Interest-bearing deposits	12,483	14,758
Federal funds sold	34,200	33,700

Total cash and cash equivalents	50,111	52,713

Investment securities available for sale, at fair value	71,429	57,105
Investment securities held to maturity (fair value March 31, 2012 $13,505 - December 31, 2011 $13,662)	12,829	12,950
Restricted equity securities	592	592

Total loans	125,442	130,158
Allowance for loan losses	(2,873)	(2,867)

Net loans	122,569	127,291

Bank premises and equipment, net	2,840	2,895
Accrued interest receivable	760	824
Foreclosed assets	3,413	3,418
Bank owned life insurance	5,475	5,437
Other assets	2,483	2,935

Total assets	$272,501	$266,160

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$31,042	$32,135
Interest-bearing deposits	207,320	200,276

Total deposits	238,362	232,411

Accrued interest payable	96	88
Other liabilities	652	628

Total liabilities	239,110	233,127

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	14,585	14,292
Accumulated other comprehensive income, net	524	459

Total stockholders’ equity	33,391	33,033

Total liabilities and stockholders’ equity	$272,501	$266,160

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(In thousands, except share data)	2012	2011
Interest and dividend income
Loans and fees on loans	$1,774	$2,151
Federal funds sold and securities purchased under agreements to resell	12	12
Investment securities:
Taxable	362	337
Exempt from federal income tax	174	172
Dividend income	4	3
Deposits with banks	1	1

Total interest income	2,327	2,676

Interest expense
Deposits	789	789

Total interest expense	789	789

Net interest income	1,538	1,887
Provision for loan losses	(7)	186

Net interest income after provision for loan losses	1,545	1,701

Noninterest income
Service charges on deposit accounts	44	47
Other service charges and fees	28	25
Net realized gains on sales of securities	16	—
Income on bank owned life insurance	38	38
Other operating income	41	39

Total noninterest income	167	149

Noninterest expense
Salaries and employee benefits	839	792
Occupancy and equipment	158	184
Legal and professional	95	47
Bank franchise tax	44	41
Data processing services	66	60
FDIC insurance premiums	79	109
Foreclosed assets, Net	(19)	—
Loss on sale of premises and equipment	—	70
Other operating expense	126	150

Total noninterest expense	1,388	1,453

Income before income taxes	324	397
Income tax expense	31	74

Net Income	$293	$323

Basic earnings per share	$0.19	$0.21

Diluted earnings per share	$0.19	$0.21

Weighted average basic shares outstanding	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	March 31,	March 31,
	2012	2011

Net income	$293	$323

Other comprehensive income

Unrealized gains on securities:

Unrealized holding gains arising during period, net of income taxes of $39 and $28	76	54

Less: reclassification adjustment for gains included in net income, net of income taxes of $6 and $0	(11)	—

Other comprehensive income	65	54

Comprehensive income	$358	$377

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2011	$15,357	$2,925	$14,292	$459	$33,033

Net Income	—	—	293		293

Other comprehensive income				65	65

Cash dividend declared	—	—	—	—	—

Balance, March 31, 2012	$15,357	$2,925	$14,585	$524	$33,391

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Three Months Ended March 31,	2012	2011

Cash flows from operating activities
Net income	$293	$323
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	55	63
Accretion of discounts on securities, net of amortization of premiums	157	95
Provision for (recovery of) loan losses	(7)	186
Provision for valuation reserve (gain realized) on foreclosed assets	5	—
Net realized (gain) loss on securities	(16)	—
Net realized (gain) loss on sale of premises and equipment	—	70
Income on bank owned life insurance	(38)	(38)
Changes in assets and liabilities:
Accrued income	64	59
Other Assets	418	(375)
Accrued interest payable	8	(15)
Other liabilities	24	556

Net cash provided by operating activities	963	924

Cash flows from investing activities
Purchases of available for sale securities	(18,204)	(5,879)
Sales of available for sale securities	—	—
Maturities, calls and paydowns of available for sale securities	3,842	2,541
Purchases of held to maturity securities	(371)	—
Maturities, calls and paydowns of held to maturity securities	488	664
Call (purchase) of restricted equity securities	—	(30)
Net decrease (increase) in loans	4,729	3,362
Net purchases (sales) of bank premises and equipment	—	783

Net cash (used) provided by investing activities	(9,516)	1,441

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(1,093)	1,128
Net increase (decrease) in interest-bearing deposits	7,044	(4,259)

Net cash provided by (used in) financing activities	5,951	(3,131)

Net decrease in cash and cash equivalents	(2,602)	(766)
Cash and cash equivalents, beginning	52,713	32,290

Cash and cash equivalents, ending	$50,111	$31,524

Supplemental disclosures of cash flow information
Interest paid	$781	$804
Income taxes paid	$24	$173

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Cardinal Bankshares Corporation (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain previously reported amounts have been reclassified to conform to current presentations. The December 31, 2011 information is derived from audited financial statements and the March 31, 2012 information is derived from unaudited financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, the Bank of Floyd (“Bank”) and FBC, Inc. All material intercompany transactions and balances have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses

The major components of loans in the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 are summarized below:

	2012	2011

Commercial	$5,759	$5,873
Real estate
Construction and land development	9,113	8,868
Residential, 1-4 families	27,802	26,568
Residential, 5 or more families	3,774	4,717
Farmland	1,295	1,306
Nonfarm, nonresidential	72,750	75,879
Agricultural	17	9
Consumer	810	2,487
Other	4,435	4,765

Gross loans	125,755	130,472
Unearned discount and net deferred loan fees and costs	(313)	(314)

Total loans	125,442	130,158
Allowance for loan losses	(2,873)	(2,867)

Net loans	$122,569	$127,291

Overdrafts that were reclassified as part of gross loans totaled $13 thousand and $7 thousand at March 31, 2012 and December 31, 2011, respectively.

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

Pass—Loans in this category are considered to have a low likelihood of loss based on relevant information analyzed about the ability of the borrowers to service their debt and other factors.

Special Mention—Loans in this category are currently protected but are potentially weak, including adverse trends in borrower’s operations, credit quality or financial strength. Those loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Company’s credit position at some future date.

Substandard—A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2012 and December 31, 2011. Those loans with a risk grade above special mention have been combined in the pass column for presentation purposes.

March 31, 2012 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans

Commercial	$3,047	$—	$2,712	$—	$5,759
Real Estate
Construction and land development	5,891	—	3,222	—	9,113
Residential, 1-4 families	26,963	—	839	—	27,802
Residential, 5 or more families	3,774	—	—	—	3,774
Farmland	1,295	—	—	—	1,295
Nonfarm, nonresidential	62,870	1,905	7,975	—	72,750
Agriculture	17	—	—	—	17
Consumer	810	—	—	—	810
Other	4,435	—	—	—	4,435

Total loans	$109,102	$1,905	$14,748	$—	$125,755

December 31, 2011 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans

Commercial	$3,161	$—	$2,712	$—	$5,873
Real Estate
Construction and land development	5,671	—	3,197	—	8,868
Residential, 1-4 families	25,730	—	838	—	26,568
Residential, 5 or more families	3,890	827	—	—	4,717
Farmland	1,306	—	—	—	1,306
Nonfarm, nonresidential	64,401	2,436	9,042	—	75,879
Agriculture	9	—	—	—	9
Consumer	2,487	—	—	—	2,487
Other	4,765	—	—	—	4,765

Total loans	$111,420	$3,263	$15,789	$—	$130,472

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011.

	00000000	00000000	00000000	00000000	00000000	00000000
	Accruing Loans
March 31, 2012 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$—	$—	$—	$—	$5,759	$5,759
Real Estate
Construction and land development	—	—	—	3,222	5,891	9,113
Residential, 1-4 families	118	—	118	617	27,067	27,802
Residential, 5 or more families	—	—	—	—	3,774	3,774
Farmland	—	—	—	—	1,295	1,295
Nonfarm, nonresidential	122	—	122	5,501	67,127	72,750
Agriculture	—	—	—	—	17	17
Consumer	1	—	1	—	809	810
Other	—	—	—	—	4,435	4,435

Total loans	$241	$—	$241	$9,340	$116,174	$125,755

	00000000	00000000	00000000	00000000	00000000	00000000
	Accruing Loans
December 31, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$1	$2,700	$2,701	$—	$3,172	$5,873
Real Estate
Construction and land development	—	—	—	3,197	5,671	8,868
Residential, 1-4 families	—	—	—	612	25,956	26,568
Residential, 5 or more families	—	—	—	—	4,717	4,717
Farmland	—	—	—	—	1,306	1,306
Nonfarm, nonresidential	107	—	107	5,489	70,283	75,879
Agriculture	—	—	—	—	9	9
Consumer	3	—	3	—	2,484	2,487
Other	—	—	—	—	4,765	4,765

Total loans	$111	$2,700	$2,811	$9,298	$118,363	$130,472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses

The following table details impaired loan data as of March 31, 2012 and December 31, 2011:

March 31, 2012 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected

With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate
Construction and land development	2,492	—	2,496	26	27
Nonfarm, nonresidential	2,500	—	2,500	—	—

	4,992	—	4,996	26	27

With an Allowance Recorded
Commercial	2,712	381	2,712	27	54
Real Estate
Construction and land development	3,221	699	3,229	—	—
Residential, 1-4 families	617	78	615	—	—
Nonfarm, nonresidential	4,953	601	4,958	22	23

	11,503	1,759	11,514	49	77

Total
Commercial	2,712	381	2,712	27	54
Real Estate
Construction and land development	5,713	699	5,725	26	27
Residential, 1-4 families	617	78	615	—	—
Nonfarm, nonresidential	7,453	601	7,458	22	23

	$16,495	$1,759	$16,510	$75	$104

December 31, 2011 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected

With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate
Construction and land development	2,504	—	2,529	87	108
Nonfarm, nonresidential	2,500	—	2,500	(32)	—

	5,004	—	5,029	55	108

With an Allowance Recorded
Commercial	12	12	12	—	—
Real Estate
Construction and land development	3,197	584	3,902	—	—
Residential, 1-4 families	612	73	791	13	16
Nonfarm, nonresidential	4,961	589	5,233	90	149

	8,782	1,258	9,938	103	165

Total
Commercial	12	12	12	—	—
Real Estate
Construction and land development	5,701	584	6,431	87	108
Residential, 1-4 families	612	73	791	13	16
Nonfarm, nonresidential	7,461	589	7,733	58	149

	$13,786	$1,258	$14,967	$158	$273

The company is generally not committed to advance additional funds in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses

As a result of adopting the amendments in Accounting Standards Update C (“ASU”) 2011-02, the Bank reassessed all loan restructurings that occurred on or after the beginning of the fiscal year of adoption, January 1, 2011, to determine whether they are considered troubled debt restructurings (“TDRs”) under the amended guidance. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulty as both events must be present. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in Accounting Standards Codification (“ASC”) 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At March 31, 2012, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $6.6 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss exposure was approximately $735 thousand.

The following is a schedule of loans that are considered Trouble Debt Restructurings at March 31, 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Real Estate	3	$6,570	$6,570

Total	3	$6,570	$6,570

During the three months ended March 31, 2012, the Bank modified no loans that were considered to be troubled debt restructurings. We extended the maturity date term for none of these loans, lowered the interest rate for none of these loans, and entered into forbearance agreements on none of these loans.

The following is a schedule of loans that had been previously restructured and have subsequently defaulted at March 31, 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Real Estate	—	$—	$—

Total	—	$—	$—

During the three months ended March 31, 2012, no loan that had previously been restructured, was in default, none of which went into default in the quarter. The Bank considers a loan in default when it is 90 days or more past due or on nonaccrual status.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings. All troubled debt restructurings are considered impaired loans. Loss exposure related to these loans are determined by management quarterly.

At March 31, 2012 there were $6.6 million in loans that are classified as trouble debt restructurings compared to $6.6 million at December 31, 2011.

The Company generally does not make commitments to lend additional funds to customers classified as trouble debt restructures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three month periods ended March 31, 2012 and March 31, 2011. Allocation portion of the allowance to one category of loans does not preclude its activity to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2012 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Commercial	$35	$—	$—	$369	$404
Real Estate
Construction and land development	1,243	—	10	(394)	859
Residential, 1-4 families	155	—	2	5	162
Residential, 5 or more families	—	—	—	—	—
Farmland	—	—	—	—	—
Nonfarm, nonresidential	1,255	—	—	13	1,268
Agriculture	3	—	—	—	3
Consumer	50	—	—	—	50
Other	126	—	1	—	127

	$2,867	$—	$13	$(7)	$2,873

March 31, 2011 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Commercial	$79	$50	$—	$—	$29
Real Estate
Construction and land development	1,729	123	—	83	1,689
Residential, 1-4 families	385	295	—	103	193
Residential, 5 or more families	—	—	—	—	—
Farmland	—	—	—	—	—
Nonfarm, nonresidential	710	—	—	—	710
Agriculture	3	—	—	—	3
Consumer	47	—	3	—	50
Other	120	—	2	—	122

	$3,073	$468	$5	$186	$2,796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses

The following table indicates the allocation of the allowance for loan losses based on loans evaluated specifically for impairment and loans evaluated collectively for the periods ended March 31, 2012 and December 31, 2011.

March 31, 2012 (In thousands)	Individually Evaluate for Impairment	Ending Balance Collectively Evaluated Impairment	Total

Commercial	$381	$23	$404
Real Estate
Construction and land development	699	160	859
Residential, 1-4 families	78	84	162
Residential, 5 or more families	—	—	—
Farmland	—	—	—
Nonfarm, nonresidential	601	667	1,268
Agriculture	—	3	3
Consumer	—	50	50
Other	—	127	127

Ending balance of allowance for loan losses	$1,759	$1,114	$2,873

Ending balance to total allowance ratio	61.23%	38.77%	100%

December 31, 2011 (In thousands)
Commercial	$12	$23	$35
Real Estate
Construction and land development	584	659	1,243
Residential, 1-4 families	73	82	155
Residential, 5 or more families	—	—	—
Farmland	—	—	—
Nonfarm, nonresidential	589	666	1,255
Agriculture	—	3	3
Consumer	—	50	50
Other	—	126	126

Ending Balance	$1,258	$1,609	$2,867

Ending balance of allowance to total allowance	43.88%	56.12%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Commitments and Contingencies

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Company’s commitments at March 31, 2012 and December 31, 2011 are as follows:

(In thousands)	March 31, 2012	December 31, 2011

Commitments to extend credit	$8,744	$11,612
Standby letters of credit	300	300

Total	$9,044	$11,912

Note 4. Employee Benefit Plan

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

As of March 31, 2012, the required employer contribution of $258 thousand for the plan year ending June 30, 2012, has been made.

Note 5. Fair Value

The estimated fair values of the Company’s financial instruments are as follows:

(In thousands)	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$3,428	$3,428	$4,255	$4,255
Interest-bearing deposits with banks	12,483	12,483	14,758	14,758
Federal funds sold	34,200	34,200	33,700	33,700
Securities, available for sale	71,429	71,429	57,105	57,105
Securities, held to maturity	12,829	13,505	12,950	13,662
Restricted equity securities	592	592	592	592
Total loans	125,442	127,762	130,158	132,837
Accrued interest receivable	760	760	824	824
Bank Owned Life Insurance	5,475	5,475	5,437	5,437

Financial liabilities
Deposits	238,362	240,756	232,411	234,816
Accrued interest payable	96	96	88	88
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	—	9,044	—	11,912

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Fair Value (continued)

Generally accepted accounting principles of the United States (“GAAP”) provides a framework for measuring and disclosing fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1 —	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 —	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 —	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In thousands)
March 31, 2012	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$3,904	$—	$3,904	$—
State and municipal securities	5,281	—	5,281	—
Mortgage-backed securities	59,363	—	59,363	—
Other securities	2,881	—	2,881	—

Total assets at fair value	$71,429	$—	$71,429	$—

(In thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3

Government sponsored enterprises	$1,952	$—	$1,952	$—
State and municipal securities	5,493	355	5,138	—
Mortgage-backed securities	46,928	—	46,928	—
Other securities	2,732	—	2,732	—

Total assets at fair value	$57,105	$355	$56,750	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Fair Value (continued)

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

(In thousands)
March 31, 2012	Total	Level 1	Level 2	Level 3
Loans:
Commercial	$2,331	$—	$2,331	$—
Real Estate
Construction and land development	2,522	—	2,522	—
Residential, 1-4 families	539	—	539	—
Nonfarm, nonresidential	4,352	—	4,352	—

Impaired Loans	9,744	—	9,744	—
Foreclosed assets	3,413	—	3,413	—

Total assets at fair value	$13,157	$—	$13,157	$—

(In thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Loans:
Real Estate
Construction and land development	$2,613	$—	$2,613	$—
Residential, 1-4 families	539	—	539	—
Nonfarm, nonresidential	4,372	—	4,372	—

Impaired Loans	7,524	—	7,524	—
Foreclosed assets	3,418	—	3,418	—

Total assets at fair value	$10,942	$—	$10,942	$—

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values follow:

March 31, 2012 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale
Government sponsored enterprises	$3,943	$1	$40	$3,904
State and municipal securities	4,959	326	4	5,281
Mortgage-backed securities	58,774	768	179	59,363
Other securities	2,958	16	93	2,881

	$70,634	$1,111	$316	$71,429

Held to maturity
State and municipal securities	$12,805	$680	$4	$13,481
Mortgage-backed securities	24	—	—	24

	$12,829	$680	$4	$13,505

December 31, 2011 (In thousands)

Available for sale
Government sponsored enterprises	$1,933	$21	$2	$1,952
State and municipal securities	5,226	267	—	5,493
Mortgage-backed securities	46,293	755	120	46,928
Other securities	2,957	18	243	2,732

	$56,409	$1,061	$365	$57,105

Held to maturity
State and municipal securities	$12,925	$712	$—	$13,637
Mortgage-backed securities	25	—	—	25

	$12,950	$712	$—	$13,662

Restricted equity securities, carried at cost, consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and The Federal Reserve Bank of Richmond (“Federal Reserve”), which are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires banks to purchase stock as a condition of membership in the Federal Reserve system.

Investment securities with amortized cost of approximately $5.9 million and $6.3 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the three-month period ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

(In thousands)
Realized gains, available for sale securities	$16	$—
Realized gains, held to maturity securities	—	—

	$16	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities (continued)

The scheduled maturities of debt securities available for sale and held to maturity at March 31, 2012 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$415	$421	$315	$320
Due after one year through five years	1,749	1,732	5,076	5,255
Due after five years through ten years	2,715	2,951	2,468	2,634
Due after ten years	65,755	66,325	4,970	5,296

	$70,634	$71,429	$12,829	$13,505

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 respectively.

	Less Than 12 Months		12 Months or More		Total
March 31, 2012 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$2,910	$40	$—	$—	$2,910	$40
State and municipal securities	611	8	—	—	611	8
Mortgage-backed securities	20,836	124	4,146	55	24,982	179
Other Securities	963	54	963	39	1,926	93

Total temporarily impaired securities	$25,320	$226	$5,109	$94	$30,429	$320

	Less Than 12 Months		12 Months or More		Total
December 31, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government sponsored enterprises	$948	$2	$—	$—	$948	$2
State and municipal securities	275	—	—	—	275	—
Mortgage-backed securities	9,936	47	4,652	73	14,588	120
Other Securities	866	151	908	92	1,774	243

Total temporarily impaired securities	$12,025	$200	$5,560	$165	$17,585	$365

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At March 31, 2012, the Company had 3 government-sponsored securities with an aggregate unrealized loss of approximately $40 thousand, 2 state and municipal securities with an aggregate unrealized loss of approximately $8 thousand, 30 mortgaged-backed securities with an aggregate unrealized loss of approximately $179 thousand and 5 other securities with an aggregate unrealized loss of approximately $93 thousand. Management does not believe that gross unrealized losses, which totals 1.1% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

At December 31, 2011, the Company had one government-sponsored securities with an aggregate unrealized loss of approximately $2 thousand, one state and municipal securities with no aggregate unrealized loss, 27 mortgaged-backed securities with an aggregate unrealized loss of approximately $120 thousand and five other securities with an aggregate unrealized loss of approximately $243 thousand. Management does not believe that gross unrealized losses, which totals 2.1% of the amortized costs of the related investment securities, represent an other-than-temporary impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Recent Accounting Pronouncements

There were no additional accounting standards updates applicable to the company issued by the Financial Accounting Standards Board (“FASB”) during the first quarter ending March 31, 2012. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 8. Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Organization

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At March 31, 2012, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

Services

Through Bank of Floyd’s network of banking facilities, Cardinal Bankshares provides a wide range of commercial and retail banking services to individuals, small to medium-sized businesses, institutions and governments located in Virginia. The Company conducts substantially all of the business operations of a typical independent commercial bank, including the acceptance of checking and savings deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment loans. The Company also offers other related services, such as traveler’s checks, safe deposit boxes, depositor transfer, customer note payment, collection, notary public, escrow, drive-in and ATM facilities, and other customary banking services. Cardinal Bankshares does not offer trust services.

Overview

The management of Cardinal Bankshares, in conjunction with its Board of Directors, continues to focus on shareholder value while maintaining a safe and sound institution for its customers. Several aspects of Cardinal’s current financial condition demonstrate this core value.

Banks are evaluated in light of three major regulatory capital ratios. Cardinal maintains these ratios at levels well in excess of the minimum standards required for both the holding company and bank. While capital ratios are an excellent indicator of a bank’s financial strength they are also an indicator of a bank’s ability to withstand financial turmoil such as the recent economic recession.

Cardinal’s management recognized the increased level of risk inherent in lending due to the recession we have experienced. Accordingly, Cardinal has prudently increased its allowance for loan losses as necessary. This action has wisely prevented placing Cardinal in a vulnerable position. Cardinal’s capital position combined with its loan loss reserve allows the Company to address any actual or potential loan losses while continuing to maintain a solid financial position with which to serve its customers.

Cardinal maintains abundant liquidity in order to maintain adequate funding for customer withdraws, loans, investments and daily clearing of transactions. Although the amount of liquidity has some negative impact on earnings, the highly liquid position allows Cardinal to have great flexibility to react to economic conditions.

Although after-tax profit for the first three months of this year are 9.3% below the same period last year, Cardinal continues to remain consistently profitable. This consistent profitability has been achieved by effective cost control, attention to and adjustment of rates paid on deposits and sound conservative lending practices that have helped to avoid credit losses. In addition, consistent profitability has allowed Cardinal to pay a regular semi-annual dividend while increasing equity and long-term shareholder value.

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

FINANCIAL CONDITION

Total assets as of March 31, 2012 were $272.5 million, an increase of 2.4% or $6.3 million from year-end 2011. Total loans decreased 3.6% or $4.7 million during the first three months of this year to $125.4 million. Loan demand is soft due to the slow economic recovery and we will not take on increased credit risk in order to grow the loan portfolio in the present economic environment. As we begin to see indications of an increase in loan demand we will be ready, willing and able, thanks to our strong capital position and liquidity, to meet that demand.

The investment securities portfolio reflected an increase of 20.1% or $14.2 million during the first three months of the year. Federal funds sold increased 1.5% or $500 thousand during the first three months of the year to $34.2 million. Interest-bearing deposits with correspondent banks decreased 15.4% or $2.3 million to $12.5 million during the first three months of the year. Increases in the investment portfolio are a result of the growth of deposits and soft loan demand; when the economy recovers we will be poised for sound growth.

As of March 31, 2012, total deposits were $238.4 million an increase of 2.6% or $6.0 million compared to year-end 2011. Non-interest-bearing core deposits decreased to $31.0 million as compared to $32.1 million at year-end 2011. Interest-bearing deposits increased 3.5% or $7.0 million to $207.3 million. Deposits greater than $100 thousand amounted to $62.5 million at March 31, 2012 as compared to $58.7 million at year-end 2011. While we have reduced interest rates on deposits, due to stock market volatility and uncertainty, customers continue to seek the security of deposits with our safe and sound bank even at the lower rates we are paying.

Stockholders’ equity was $33.4 million as of March 31, 2012 compared to $33.0 million as of December 31, 2011. Net income of $293 thousand for the period combined with an increase in accumulated other comprehensive income of $65 thousand accounted for the increase in stockholders’ equity.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2012 was $293 thousand, a decrease of 9.3% compared to $323 thousand for the three months ended March 31, 2011. The decrease is due principally to weak loan demand and low interest rates which affect the return on our investment portfolio. Diluted earnings per share decreased 9.5% to $.19 for the three months ended March 31, 2012. Diluted earnings per share for the same period a year earlier was $.21. The provision for loan losses was $(7) thousand during the three months ended March 31, 2012, representing a decrease of $193 thousand over the same period for the previous year. Interest expense for the three months ended March 31, 2012, was $789 thousand, the same amount as interest expense for the three months ended March 31, 2011, due to decreased interest rates paid on increasing deposits, non-interest income increased $18 thousand due to increased net realized gains on sales of securities, and non-interest expense decreased $65 thousand due to no loss on sale of premises and equipment as incurred during the three months ended March 31, 2011.

Total interest income for the three months ended March 31, 2012 decreased $349 thousand to $2.3 million, a decrease of 13.0% over the same prior year period. This resulted from decreased income on loans and fees on loans as the loan portfolio decreased due to continued poor economic conditions.

Due to decreased earnings for the three months ended March 31, 2012, an income tax expense of $31 thousand was incurred versus and income tax expense of $74 thousand for the same period in the previous year.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. In the first three months of 2012, the provision for loan losses was $(7) thousand as compared to $186 thousand provision for the same period in 2011. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year decrease in the provision for loan losses was believed to be appropriate. Management believes the provision recorded in 2012 maintains the allowance at a level adequate to cover probable losses.

The allowance for loan losses totaled $2.9 million at March 31, 2012. The allowance for loan losses to period end loans was 2.28% at March 31, 2012 compared to 2.20% and 1.93% at December 31, 2012 and March 31, 2011, respectively. The Company recovered balances previously charged off on loans in the amount of $13 thousand during the first three months of 2012. This compares with recoveries for the three months ended March 31, 2011 of $5 thousand. The Company did not charge off any loans during the first three months of 2012 as compared to $468 thousand in charge-offs for the same three months of 2011.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. The adequacy of the loan loss reserve and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance to outstanding loans and delinquency trends. In addition, management took into account not only the current state of the economy, but information from various sources, including government economic data, Federal Reserve economic reports, the local economy including local real estate activity and safety and soundness discussions with primary regulators, which not only expected the current economic downturn to persist, but also expected continued significant losses in commercial real estate. Geographic location was taken into account regarding the depth of economic decline, valuation for certain loans and corresponding collateral. Management also collected additional financial data from certain customers to ascertain current financial strength and cash flow Finally, management maintained the historical overall conservative approach of the Company in calculating additions to the allowance for loan losses. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Notwithstanding the slow economic recovery and its negative effects on bank asset quality generally, our asset quality as of March 31, 2012 remains substantially the same as it was at the end of 2011. Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $12.8 million as of March 31, 2012 compared to $15.4 million as of December 31, 2011. The decrease in nonperforming assets occurred as a result of an increase in the nonaccrual loans of $42 thousand, a decrease in over 90 days old loans of $2.7 million and a decrease in other real estate owned of $5 thousand. Management is taking aggressive actions to mitigate any material losses related to nonperforming assets. As of March 31, 2012, the Company’s impaired loans with a valuation allowance amounted to $11.5 million, compared to $8.7 million as December 31, 2011. The valuation allowance related to the impaired loans was $1.8 million at March 31, 2012 and $1.3 million at December 31, 2011.

LIQUIDITY

In determining the Company’s liquidity requirements, both sides of the balance sheet are managed to ensure that adequate funding sources are available to support loan growth, deposit withdrawals or any unanticipated need for funds.

Securities available for sale that mature within one year, or securities that have a weighted average life of one year or less are sources of liquidity. Anticipated mortgage-backed securities pay downs and maturing loans also generate cashflows to meet liquidity requirements. Wholesale funding sources are also used to supply liquidity such as federal funds purchased and large denomination certificates of deposit. The Company considers its liquidity to be sufficient to meet its anticipated needs.

CAPITAL RESOURCES

Cardinal Bankshares and Bank of Floyd believes its capital positions are strong and provide the necessary assurance required to support anticipated asset growth when the recovery occurs and to absorb potential losses.

The Cardinal Bankshares Tier I capital position was $32.9 million at March 31, 2011, or 21.91% of risk-weighted assets. Total risk-based capital was $34.8 million or 23.17% of risk-weighted assets. The Bank of Floyd Tier I capital position was $23.8 million at March 31, 2012, or 16.49% of risk-weighted assets. Total risk-based capital was $25.6 million or 17.75% of risk-weighted assets.

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, both Cardinal Bankshares and Bank of Floyd are categorized as well capitalized at March 31, 2012.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At March 31, 2012, Cardinal Bankshares and Bank of Floyd leverage capital ratios were 12.20% and 9.12%, respectively.

During the first three months of 2012, Cardinal Bankshares and Bank of Floyd have seen an increase in deposits and a decrease in loans and provision for loan losses, while maintaining their history of being well capitalized and maintaining strong liquidity far exceeding minimum standards.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make written forward-looking statements in periodic reports to the Securities and Exchange Commission, proxy statements, offering circulars and prospectuses, press releases and other written materials and oral statements made by Cardinal Bankshares’ officers, directors or employees to third parties. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of the Company’s management, and on information currently available to management. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” or similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is not required to provide information requested by Part I, Item 3 of its Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(b) of the Exchange Act.

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

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

On April 25, 2012, Cardinal filed a verified complaint in the United States District Court for the Western District of Virginia, Roanoke Division, captioned Cardinal Bankshares Corporation v. Henry A. Logue (Civil Action No. 7:12-cv-00198). Mr. Logue is a former Executive Vice President of Cardinal and former President and Chief Executive Officer of Bank of Floyd. The complaint alleges (i) Mr. Logue’s breach of fiduciary duty to Cardinal and the Bank of Floyd, and (i) breach of contract by Mr. Logue of his obligations under a “Change in Employment Status” Agreement executed by Cardinal and Mr. Logue on May 20, 2011 (the “Termination Agreement”). The Termination Agreement was entered into between the parties in connection with Mr. Logue’s resignation from Cardinal and Bank of Floyd.

Cardinal is seeking damages in the amount of $250,000 resulting from the alleged breach of fiduciary duty; and approximately $133,341 in damages resulting from the payments made to Mr. Logue under the Termination Agreement, which Cardinal believes were not owed and due to him as a result of his conduct and actions. Cardinal also seeks injunctive relief enjoining Mr. Logue from (a) engaging in any actions or conduct that are in breach of the Termination Agreement, including any action or conduct that is detrimental to any interest of Cardinal and Bank of Floyd; (b) making any disparaging comments or statements about Cardinal and Bank of Floyd, and any of their respective employees, officers, directors or agents; and (c) disclosing any confidential information of Cardinal or Bank of Floyd to any person or entity without the prior written consent of the Cardinal Board. To Cardinal’s knowledge, Mr. Logue has not responded to the suit. As of the date of the filing of Form 10-Q, Cardinal cannot predict the outcome of the suit at this early stage in the proceedings.

Item 1A.	Risk factors

Under the category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II, Item 1A of its Form 10-Q.

Item 2	Unregistered sales of equity securities and use of proceeds - None

Item 3	Defaults upon senior securities - None

Item 4	Mine Safety Disclosure - Not Applicable

Item 5	Other information - None

Item 6	Exhibits

Number	Description of Exhibit

3.(i)	Articles of Incorporation – incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on August 16, 1996.

3.(ii)	Bylaws of Registrant – incorporated by reference from the Registrant’s Annual Report filed on March 16, 2012.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1359, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Ronald Leon Moore
Ronald Leon Moore
Chairman, President & Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Chief Financial Officer & Vice President

Date: May 9, 2012

INDEX TO EXHIBITS

Number	Description of Exhibit

3.(i)	Articles of Incorporation – incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on August 16, 1996.

3.(ii)	Bylaws of Registrant – incorporated by reference from the Registrant’s Annual Report filed on March 16, 2012.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1359, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed