Form 10-Q
period 2012-06-30
CARDINAL BANKSHARES CORP
filed 2012-08-14
CIK 1022759

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File No. 0-28780

CARDINAL BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1804471
(State of Incorporation)	(I.R.S. Employer Identification No.)

101 Jacksonville Circle, P. O. Box 215, Floyd,

Virginia 24091

(Address of principal executive offices)

(540) 745-4191

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐.    No  ☐.

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

The number of shares outstanding of the issuer’s Common Stock, $10 par value as of August 14, 2012 was 1,535,733.

CARDINAL BANKSHARES CORPORATION

FORM 10-Q

June 30, 2012

Cardinal Bankshares Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) June 30, 2012	(Audited) December 31, 2011
Assets
Cash and due from banks	$47,166	$4,255
Interest-bearing deposits	164	14,758
Federal funds sold	—	33,700

Total cash and cash equivalents	47,330	52,713

Investment securities available for sale, at fair value	82,552	57,105
Investment securities held to maturity (fair value June 30, 2012 $13,500 - December 31, 2011 $13,662)	12,824	12,950
Restricted equity securities	615	592

Total loans	119,924	130,158
Allowance for loan losses	(2,998)	(2,867)

Net loans	116,926	127,291

Bank premises and equipment, net	2,797	2,895
Accrued interest receivable	827	824
Foreclosed assets	3,517	3,418
Bank owned life insurance	6,322	5,437
Other assets	4,184	2,935

Total assets	$277,894	$266,160

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$31,679	$32,135
Interest-bearing deposits	214,758	200,276

Total deposits	246,437	232,411

Accrued interest payable	89	88
Other liabilities	1,118	628

Total liabilities	247,644	233,127

Commitments and contingent liabilities	—	—

Stockholders’ Equity
Common stock, $10 par value, 5,000,000 shares authorized, 1,535,733 shares issued and outstanding	15,357	15,357
Additional paid-in capital	2,925	2,925
Retained earnings	11,153	14,292
Accumulated other comprehensive income, net	815	459

Total stockholders’ equity	30,250	33,033

Total liabilities and stockholders’ equity	$277,894	$266,160

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2012	2011	2012	2011
Interest and dividend income
Loans and fees on loans	$1,623	$2,005	$3,397	$4,156
Federal funds sold and securities purchased under agreements to resell	8	12	21	24
Investment securities:
Taxable	429	345	795	684
Exempt from federal income tax	176	168	349	341
Deposits with banks	1	—	2	1

Total interest income	2,237	2,530	4,564	5,206

Interest expense
Deposits	795	748	1,584	1,537

Total interest expense	795	748	1,584	1,537

Net interest income	1,442	1,782	2,980	3,669

Provision for loan losses	3,995	253	3,988	439

Net Interest Income after provision for loan losses	(2,553)	1,529	(1,008)	3,230

Noninterest income
Service charges on deposit accounts	43	55	87	102
Other service charges and fees	31	31	59	57
Net realized gains on sales of securities	10	43	26	43
Other operating income	78	94	157	170

Total noninterest income	162	223	329	372

Noninterest expense
Salaries and employee benefits	1,361	823	2,200	1,615
Occupancy and equipment	156	135	314	312
Foreclosed assets, Net	407	27	388	34
Loss on sale of fixed assets	—	12	—	82
Other operating expense	781	419	1,191	826

Total noninterest expense	2,705	1,416	4,093	2,869

Income before income taxes	(5,096)	336	(4,772)	733
Income tax expense (benefit)	(1,818)	15	(1,787)	89

Net Income	$(3,278)	$321	$(2,985)	$644

Basic earnings per share	$(2.13)	$0.21	$(1.94)	$0.42

Diluted earnings per share	$(2.13)	$0.21	$(1.94)	$0.42

Weighted average basic shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

Weighted average diluted shares outstanding	1,535,733	1,535,733	1,535,733	1,535,733

See Notes to Consolidated Financial Statements.

Cardinal Bankshares Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$(3,278)	$321	$(2,985)	$644

Other comprehensive income, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during period,	430	198	517	280
less income taxes	(146)	(67)	(178)	(95)

	284	131	339	185

Less: reclassification adjustment for gains included	10	43	26	43
less income taxes	(3)	(15)	(9)	(15)

	7	28	17	28

Other comprehensive income	291	159	356	213

Comprehensive income	$(2,987)	$480	$(2,629)	$857

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$15,357	$2,925	$14,292	$459	$33,033

Net Income	—	—	(2,985)		(2,985)

Other comprehensive income				356	356

Cash dividend declared	—	—	(154)	—	(154)

Balance, June 30, 2012	$15,357	$2,925	$11,153	$815	$30,250

See Notes to Consolidated Financial Statements

Cardinal Bankshares Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands) Six Months Ended June 30,	2012	2011
Cash flows from operating activities
Net (loss) income	$(2,985)	$644
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	108	120
Accretion of discounts on securities, net of amortization of premiums	352	185
Provision for loan losses	3,988	439
Deferred income taxes benefit	(1,787)	—
Income on Bank Owned Life Insurance	85	80
Net realized gain on securities	(26)	(43)
Net realized (gain) loss on sale of foreclosed assets	—	20
Changes in assets and liabilities:
Accrued income	(3)	51
Other Assets	(713)	(524)
Accrued interest payable	1	(24)
Other liabilities	490	456

Net cash (used) provided by operating activities	(490)	1,404

Cash flows from investing activities
Purchases of available for sale securities	(33,182)	(13,063)
Sales of available for sale securities	6,204	2,849
Maturities, calls and paydowns of available for sale securities	1,750	5,101
Purchases of held to maturity securities	(371)	—
Maturities, calls and paydowns of held to maturity securities	490	605
Call (purchase) of restricted equity securities	(23)	(27)
Proceeds from sale of foreclosed assets	—	210
Net decrease in loans	6,377	6,594
Net purchases (sales) of bank premises and equipment	(10)	763

Net cash (used) provided by investing activities	(18,765)	3,032

Cash flows from financing activities
Net (decrease) increase in noninterest-bearing deposits	(456)	96
Net increase (decrease) in interest-bearing deposits	14,482	(4,098)
Dividends Paid	(154)	(123)

Net cash provided (used) by financing activities	13,872	(4,125)

Net (decrease) increase in cash and cash equivalents	(5,383)	311
Cash and cash equivalents, beginning	52,713	32,290

Cash and cash equivalents, ending	$47,330	$32,601

Supplemental disclosures of cash flow information
Interest paid	$1,583	$1,561
Income taxes paid	$90	$296

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$529	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Cardinal Bankshares Corporation (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain previously reported amounts have been reclassified to conform to current presentations. The December 31, 2011 information is derived from audited financial statements and the June 30, 2012 information is derived from unaudited financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, the Bank of Floyd (“the Bank”) and FBC, Inc. All material intercompany transactions and balances have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses

The major components of loans in the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 are summarized below:

	2012	2011
Commercial	$2,777	$5,873
Real estate
Construction and land development	8,692	8,868
Residential, 1-4 families	28,075	26,568
Residential, 5 or more families	3,746	4,717
Farmland	1,275	1,306
Nonfarm, nonresidential	70,681	75,879
Agricultural	39	9
Consumer	937	2,487
Other	4,012	4,765

Gross loans	120,234	130,472
Unearned discount and net deferred loan fees and costs	(310)	(314)

Total loans	119,924	130,158
Allowance for loan losses	(2,998)	(2,867)

Net loans	$116,926	$127,291

Overdrafts that were reclassified as part of gross loans totaled $13 thousand and $7 thousand at June 30, 2012 and December 31, 2011, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following table presents the loan portfolio by credit quality indicator (risk grade) as of June 30, 2012 and December 31, 2011. Those loans with a risk grade above special mention have been combined in the pass column for presentation purposes.

June 30, 2012 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans
Commercial	$2,777	$—	$—	$—	$2,777
Real Estate
Construction and land development	3,613	1,893	3,186	—	8,692
Residential, 1-4 families	27,855	—	220	—	28,075
Residential, 5 or more families	3,746	—	—	—	3,746
Farmland	1,275	—	—	—	1,275
Nonfarm, nonresidential	62,548	1,853	6,280	—	70,681
Agriculture	39	—	—	—	39
Consumer	937	—	—	—	937
Other	4,012	—	—	—	4,012

Total loans	$106,802	$3,746	$9,686	$—	$120,234

December 31, 2011 (In thousands)	Pass	Special Mention	Sub- Standard	Doubtful	Total Loans
Commercial	$3,161	$—	$2,712	$—	$5,873
Real Estate
Construction and land development	5,671	—	3,197	—	8,868
Residential, 1-4 families	25,730	—	838	—	26,568
Residential, 5 or more families	3,890	827	—	—	4,717
Farmland	1,306	—	—	—	1,306
Nonfarm, nonresidential	64,401	2,436	9,042	—	75,879
Agriculture	9	—	—	—	9
Consumer	2,487	—	—	—	2,487
Other	4,765	—	—	—	4,765

Total loans	$111,420	$3,263	$15,789	$—	$130,472

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011.

	Accruing Loans
June 30, 2012 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial	$7	$—	$7	$—	$2,770	$2,777
Real Estate
Construction and land development	—	—	—	3,186	5,506	8,692
Residential, 1-4 families	75	680	755	139	27,181	28,075
Residential, 5 or more families	—	—	—	—	3,746	3,746
Farmland	—	—	—	—	1,275	1,275
Nonfarm, nonresidential	2,070	—	2,070	5,604	63,007	70,681
Agriculture	—	—	—	—	39	39
Consumer	6	—	6	—	931	937
Other	—	—	—	—	4,012	4,012

Total loans	$2,158	$680	$2,838	$8,929	$108,467	$120,234

	Accruing Loans
December 31, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial	$1	$2,700	$2,701	$—	$3,172	$5,873
Real Estate
Construction and land development	—	—	—	3,197	5,671	8,868
Residential, 1-4 families	—	—	—	612	25,956	26,568
Residential, 5 or more families	—	—	—	—	4,717	4,717
Farmland	—	—	—	—	1,306	1,306
Nonfarm, nonresidential	107	—	107	5,489	70,283	75,879
Agriculture	—	—	—	—	9	9
Consumer	3	—	3	—	2,484	2,487
Other	—	—	—	—	4,765	4,765

Total loans	$111	$2,700	$2,811	$9,298	$118,363	$130,472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following table details impaired loan data as of June 30, 2012 and December 31, 2011:

June 30, 2012 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected
With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate
Construction and land development	2,479	—	2,489	49	48
Residential, 1-4 families	139	—	137	2	2
Nonfarm, nonresidential	2,602	—	3,421	12	19

	5,220	—	6,047	63	69

With an Allowance Recorded
Commercial	—	—	—	—	—
Real Estate
Construction and land development	3,186	1,295	3,221	—	—
Residential, 1-4 families	—	—	—	—	—
Nonfarm, nonresidential	4,736	550	4,738	34	33

	7,922	1,845	7,959	34	33

Total
Commercial	—	—	—	—	—
Real Estate
Construction and land development	5,665	1,295	5,710	49	48
Residential, 1-4 families	139	—	137	2	2
Nonfarm, nonresidential	7,338	550	8,159	46	52

	$13,142	$1,845	$14,006	$97	$102

December 31, 2011 (In thousands)	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recorded	Interest Income Collected
With No Related Allowance Recorded
Commercial	$—	$—	$—	$—	$—
Real Estate
Construction and land development	2,504	—	2,529	87	108
Nonfarm, nonresidential	2,500	—	2,500	(32)	—

	5,004	—	5,029	55	108

With an Allowance Recorded
Commercial	12	12	12	—	—
Real Estate
Construction and land development	3,197	584	3,902	—	—
Residential, 1-4 families	612	73	791	13	16
Nonfarm, nonresidential	4,961	589	5,233	90	149

	8,782	1,258	9,938	103	165

Total
Commercial	12	12	12	—	—
Real Estate
Construction and land development	5,701	584	6,431	87	108
Residential, 1-4 families	612	73	791	13	16
Nonfarm, nonresidential	7,461	589	7,733	58	149

	$13,786	$1,258	$14,967	$158$	273

The Company is generally not committed to advance additional funds in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

As a result of adopting the amendments in Accounting Standards Update (“ASU”) 2011-02, the Bank reassessed all loan restructurings that occurred on or after the beginning of the fiscal year of adoption, January 1, 2011, to determine whether they are considered troubled debt restructurings (“TDRs”) under the amended guidance. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulty as both events must be present. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in Accounting Standards Codification (“ASC”) 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At June 30, 2012, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $6.6 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss exposure was approximately $1.3 million.

The following is a schedule of loans that are considered TDRs at June 30, 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Real Estate	3	$6,570	$6,570

Total	3	$6,570	$6,570

During the three months ended June 30, 2012, the Bank modified no loans that were considered to be TDRs. We extended the maturity date term for none of these loans, lowered the interest rate for none of these loans, and entered into forbearance agreements on none of these loans.

The following is a schedule of loans that had been previously restructured and have subsequently defaulted at June 30, 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(In thousands)
Real Estate	—	$—	$—

Total	—	$—	$—

During the three months ended June 30, 2012, no loan that had previously been restructured, was in default, none of which went into default in the quarter. The Bank considers a loan in default when it is 90 days or more past due or on nonaccrual status.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings. All troubled debt restructurings are considered impaired loans. Loss exposure related to these loans are determined by management quarterly.

At June 30, 2012, there were $6.6 million in loans that are classified as TDRs compared to $6.6 million at December 31, 2011.

The Company generally does not make commitments to lend additional funds to customers classified as trouble debt restructures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the six month periods ended June 30, 2012 and June 30, 2011. Allocation portion of the allowance to one category of loans does not preclude its activity to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

June 30, 2012 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
Commercial	$35	$2,694	$9	$2,682	$32
Real Estate
Construction and land development	1,243	—	10	202	1,455
Residential, 1-4 families	155	97	23	24	105
Residential, 5 or more families	—	—	—	—	—
Farmland	—	—	—	—	—
Nonfarm, nonresidential	1,255	1,119	8	1,080	1,224
Agriculture	3	—	—	—	3
Consumer	50	—	—	—	50
Other	126	—	3	—	129

	$2,867	$3,910	$53	$3,988	$2,998

June 30, 2011 (In thousands)	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
Commercial	$79	$50	$1	$47	$77
Real Estate
Construction and land development	1,729	123	—	349	1,955
Residential, 1-4 families	385	295	2	103	195
Residential, 5 or more families	—	—	—	—	—
Farmland	—	—	—	—	—
Nonfarm, nonresidential	710	—	2	(60)	652
Agriculture	3	—	—	—	3
Consumer	47	—	3	—	50
Other	120	—	2	—	122

	$3,073	$468	$10	$439	$3,054

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Loans and Allowance for Loan Losses (continued)

The following table indicates the allocation of the allowance for loan losses based on loans evaluated specifically for impairment and loans evaluated collectively for the periods ended June 30, 2012 and December 31, 2011.

June 30, 2012 (In thousands)	Individually Evaluate for Impairment	Ending Balance Collectively Evaluated Impairment	Total
Commercial	$—	$32	$32
Real Estate
Construction and land development	1,295	160	1,455
Residential, 1-4 families	—	105	105
Residential, 5 or more families	—	—	—
Farmland	—	—	—
Nonfarm, nonresidential	550	674	1,224
Agriculture	—	3	3
Consumer	—	50	50
Other	—	129	129

Ending balance of allowance for loan losses	$1,845	$1,153	$2,998

Ending balance of allowance to total allowance	61.54%	38.46%	100%

December 31, 2011 (In thousands)
Commercial	$12	$23	$35
Real Estate
Construction and land development	584	659	1,243
Residential, 1-4 families	73	82	155
Residential, 5 or more families	—	—	—
Farmland	—	—	—
Nonfarm, nonresidential	589	666	1,255
Agriculture	—	3	3
Consumer	—	50	50
Other	—	126	126

Ending Balance	$1,258	$1,609	$2,867

Ending balance of allowance to total allowance	43.88%	56.12%	100%

Note 3. Commitments and Contingencies

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Company’s commitments at June 30, 2012 and December 31, 2011 are as follows:

(In thousands)	June 30, 2012	December 31, 2011
Commitments to extend credit	$13,633	$11,612
Standby letters of credit	397	300

Total	$14,030	$11,912

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

As of June 30, 2012, the required employer contribution of $258 thousand for the plan year ending June 30, 2012, has been made.

Note 5. Fair Value

The estimated fair values of the Company’s financial instruments are as follows:

(In thousands)	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$47,166	$47,166	$4,255	$4,255
Interest-bearing deposits with banks	164	164	14,758	14,758
Federal funds sold	—	—	33,700	33,700
Securities, available for sale	82,552	82,552	57,105	57,105
Securities, held to maturity	12,824	13,500	12,950	13,662
Restricted equity securities	615	615	592	592
Total loans	119,924	122,683	130,158	132,837
Accrued interest receivable	827	827	824	824
Bank Owned Life Insurance	6,322	6,322	5,437	5,437

Financial liabilities
Deposits	246,437	248,768	232,411	234,816
Accrued interest payable	89	89	88	88
Off-balance sheet assets (liabilities)
Commitments to extend credit and standby letter of credit	—	14,030	—	11,912

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In thousands)
June 30, 2012	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$5,947	$—	$5,947	$—
State and municipal securities	7,275	584	6,691	—
Mortgage-backed securities	67,228	—	67,228	—
Other securities	2,102	—	2,102	—

Total assets at fair value	$82,552	$584	$81,968	$—

(In thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Government sponsored enterprises	$1,952	$—	$1,952	$—
State and municipal securities	5,493	355	5,138	—
Mortgage-backed securities	46,928	—	46,928	—
Other securities	2,732	—	2,732	—

Total assets at fair value	$57,105	$355	$56,750	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Fair Value (continued)

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

(In thousands)
June 30, 2012	Total	Level 1	Level 2	Level 3
Loans:
Commercial	$—	$—	$—	$—
Real Estate
Construction and land development	1,891	—	1,891	—
Residential, 1-4 families	—	—	—	—
Nonfarm, nonresidential	4,186	—	4,186	—

Impaired Loans	6,077	—	6,077	—
Foreclosed assets	3,517	—	3,517	—

Total assets at fair value	$9,594	$—	$9,594	$—

(In thousands)
December 31, 2011	Total	Level 1	Level 2	Level 3
Loans:
Real Estate
Construction and land development	$2,613	$—	$2,613	$—
Residential, 1-4 families	539	—	539	—
Nonfarm, nonresidential	4,372	—	4,372	—

Impaired Loans	7,524	—	7,524	—
Foreclosed assets	3,418	—	3,418	—

Total assets at fair value	$10,942	$—	$10,942	$—

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values follow:

June 30, 2012 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Government sponsored enterprises	$5,943	$27	$23	$5,947
State and municipal securities	6,891	384	—	7,275
Mortgage-backed securities	66,265	1,068	105	67,228
Other securities	2,219	—	117	2,102

	$81,318	$1,479	$245	$82,552

Held to maturity
State and municipal securities	$12,801	$676	$—	$13,477
Mortgage-backed securities	23	—	—	23

	$12,824	$676	$—	$13,500

December 31, 2011 (In thousands)
Available for sale
Government sponsored enterprises	$1,933	$21	$2	$1,952
State and municipal securities	5,226	267	—	5,493
Mortgage-backed securities	46,293	755	120	46,928
Other securities	2,957	18	243	2,732

	$56,409	$1,061	$365	$57,105

Held to maturity
State and municipal securities	$12,925	$712	$—	$13,637
Mortgage-backed securities	25	—	—	25

	$12,950	$712	$—	$13,662

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

Investment securities with amortized cost of approximately $5.6 million and $6.3 million at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands)
Realized gains, available for sale securities	$10	$43	$26	$43
Realized gains, held to maturity securities	—	—	—	—

	$10	$43	$26	$43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Securities (continued)

The scheduled maturities of debt securities available for sale and held to maturity at June 30, 2012 were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$415	$419	$1,235	$1,255
Due after one year through five years	1,719	1,704	4,155	4,292
Due after five years through ten years	5,361	5,629	2,827	3,037
Due after ten years	73,823	74,800	4,607	4,916

	$81,318	$82,552	$12,824	$13,500

For mortgage-backed securities, the Company reports maturities based on anticipated lives. Actual results may differ due to interest rate fluctuations.

The following tables show the unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by investment category and by the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011, respectively.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012 (In thousands)	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$1,977	$23	$—	$—	$1,977	$23
State and municipal securities	—	—	—	—	—	—
Mortgage-backed securities	9,943	68	3,052	36	12,995	104
Other Securities	—	—	1,392	118	1,392	118

Total temporarily impaired securities	$11,920	$91	$4,444	$154	$16,364	$245

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011 (In thousands)	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$948	$2	$—	$—	$948	$2
State and municipal securities	275	—	—	—	275	—
Mortgage-backed securities	9,936	47	4,652	73	14,588	120
Other Securities	866	151	908	92	1,774	243

Total temporarily impaired securities	$12,025	$200	$5,560	$165	$17,585	$365

Management considers the nature of the investment, the underlying causes of the decline in market or fair value, the severity and duration of the decline and other evidence, on a security-by-security basis, in determining if the decline in fair value is other than temporary.

At June 30, 2012, the Company had two government-sponsored securities with an aggregate unrealized loss of approximately $23 thousand, 16 mortgaged-backed securities with an aggregate unrealized loss of approximately $104 thousand and four other securities with an aggregate unrealized loss of approximately $118 thousand. Management does not believe that gross unrealized losses, which totals 1.5% of the amortized costs of the related investment securities, represent an other-than-temporary impairment. The Company has both the ability and the intent to hold all of these securities for a period of time necessary to recover the amortized cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Recent Accounting Pronouncements

There were no additional accounting standards updates applicable to the company issued by the Financial Accounting Standards Board (“FASB”) during the second quarter ending June 30, 2012. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 8. Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Note 9. Supplemental Executive Retirement Plan (“SERP”)

Due to the outcome of the 2012 Annual Meeting, the SERP of a member of executive management experienced accelerated vesting and became 100% vested. As a result, the net present value of future payments net of deferred tax must be recorded in the period full vesting occurs, creating a net expense of $219,426 being recognized in the 2nd quarter of 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Organization

Cardinal Bankshares Corporation (the “Company” and “Cardinal Bankshares”), a Virginia corporation, is a bank holding company headquartered in Floyd, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Bank of Floyd (the “Bank”), a Virginia chartered, Federal Reserve member commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Bank of Floyd is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “SCC”). At June 30, 2012, the Bank operated seven branch facilities in the counties of Floyd, Montgomery, Roanoke, Pulaski and Carroll. The main office is in Floyd with a limited service office located in Willis. The Roanoke office is in the Cave Spring area of Roanoke County. The Salem office is located on West Main Street in Salem, Virginia. The Hillsville office is located in Carroll County. The Christiansburg office serves Montgomery County. The Bank’s Pulaski County office is located in the Fairlawn community.

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

Although Cardinal incurred a loss in the 2nd quarter of 2012, Cardinal continues to pay a regular semi-annual dividend and maintain strong capital ratios, well in excess of required minimums.

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

FINANCIAL CONDITION

Total assets as of June 30, 2012 were $277.9 million, an increase of 4.4% or $11.7 million from year-end 2011. Total loans decreased 7.9% or $10.2 million during the first six months of this year to $119.9 million. Loan demand is soft due to the slow economic recovery, however, the Company has added a Chief Lending Officer and Chief Credit Officer in an effort to increase loan production and accommodate all regulatory requirements. As we begin to see indications of an increase in loan demand we will be ready, willing and able, thanks to our strong capital position and liquidity, to meet that demand.

The investment securities portfolio reflected an increase of 35.9% or $25.3 million during the first six months of the year as a result of increasing deposits and soft loan demand. During the 2nd quarter, Federal Funds sold was decreased to zero and Interest-bearing deposits were decreased by 99.0% as a result of consolidating excess cash deposits at the Federal Reserve to increase the overnight rate paid.

As of June 30, 2012, total deposits were $246.4 million an increase of 6.0% or $14.0 million compared to year-end 2011. Non-interest-bearing core deposits decreased to $31.7 million as compared to $32.1 million at year-end 2011. Interest-bearing deposits increased 7.2% or $14.5 million to $214.8 million. Deposits greater than $100 thousand amounted to $66.0 million at June 30, 2012 as compared to $58.7 million at year-end 2011. While we have reduced interest rates on deposits, due to stock market volatility and uncertainty, customers continue to seek the security of deposits with our safe and sound bank even at the lower rates we are paying.

Stockholders’ equity was $30.3 million as of June 30, 2012 compared to $33.0 million as of December 31, 2011. Net loss of $3.0 million for the period combined with an increase in accumulated other comprehensive income of $356 thousand less dividends paid of $154 thousand accounted for the decrease in stockholders’ equity.

RESULTS OF OPERATIONS

Net loss for the three months ended June 30, 2012 was $3.3 million compared to $321 thousand profit for the three months ended June 30, 2011. Net loss for the six months ended June 30, 2012 was $3.0 million compared to $644 thousand profit for the six months ended June 30, 2011. The decrease is due principally to write-offs and provisions for weaker credits and one-time charges associated with the Company’s contested proxy. Diluted earnings (loss) per share was $(2.13) for the three months ended June 30, 2012. Diluted earnings per share for the same period a year earlier was $.21. Diluted earnings (loss) per share was $(1.94) for the six months ended June 30, 2012. Diluted earnings per share for the same period a year earlier was $.42. The provision for loan losses was $4.0 million during the three months ended June 30, 2012, representing an increase of $3.7 million over the same period for the previous year. The provision for loan losses was $4.0 million during the six months ended June 30, 2012, representing an increase of $3.5 million over the same period for the previous year. Interest expense for the three months ended June 30, 2012, was $795 thousand, an increase of $47 thousand or 6.3% compared to $748 thousand for the three months ended June 30, 2011. Interest expense for the six months ended June 30, 2012, was $1.6 million, an increase of $47 thousand or 3.1% compared to $1.5 million for the six months ended June 30, 2011. Interest expense increased due to increasing deposits even though interest rates paid decreased. Non-interest income for the three months ended June 30, 2012 decreased $61 thousand due to decreased service charges on deposit accounts, decreased net realized gains on sales of securities and decreased other operating expense. Non-interest income for the six months ended June 30, 2012 decreased $43 thousand due to decreased service charges on deposit accounts, decreased net realized gains on sales of securities and decreased other operating expense. Non-interest expense for the three months ended June 30, 2012 increased $1.3 million due to increases in salaries and employee benefits related to former executive expenses and the supplemental executive retirement plan expense recorded for the current CEO & President, increases in reserves for other real estate owned and increases in other operating expenses related primarily to legal expenses incurred as a result of the contested proxy relating to the 2012 Annual Meeting and the settlement of an employment related lawsuit. Non-interest expense for the six months ended June 30, 2012 increased approximately $1.2 million due to the aforementioned 2nd quarter expenses.

Total interest income for the three months ended June 30, 2012 decreased $293 thousand to $2.2 million, a decrease of 11.6% over the same prior year period. Total interest income for the six months ended June 30, 2012 decreased $642 thousand to $4.6 million, a decrease of 12.3% over the same prior year period. This resulted from decreased income on loans and fees on loans as the loan portfolio decreased due to continued poor economic conditions.

Due to decreased earnings for the three months ended June 30, 2012, an income tax benefit of $1.8 million was incurred versus an income tax expense of $15 thousand for the same period in the previous year. Due to decreased earnings for the six months ended June 30, 2012, an income tax benefit of $1.8 million was incurred versus an income tax expense of $89 thousand for the same period in the previous year.

ASSET QUALITY

The allowance for loan losses represents management’s estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company’s loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses. For the three months ended June 30, 2012, the provision for loan losses was $4.0 million as compared to $253 thousand provision for the same period in 2011. For the six months ended June 30, 2012, the provision for loan losses was $4.0 million as compared to $439 thousand provision for the same period in 2011. Based upon management’s periodic reviews of the loan portfolio using the above-mentioned factors, the current year increase in the provision for loan losses was believed to be appropriate. Management believes the provision recorded in 2012 maintains the allowance at a level adequate to cover probable losses.

The allowance for loan losses totaled $3.0 million at June 30, 2012. The allowance for loan losses to period end loans was 2.50% at June 30, 2012 compared to 2.20% and 2.15% at December 31, 2011 and June 30, 2011, respectively. The Company recovered balances previously charged off on loans in the amount of $53 thousand during the first six months of 2012. This compares with recoveries for the six months ended June 30, 2011 of $10 thousand. The Company charge-offs during the first six months of 2012 was $3.9 million as compared to $468 thousand in charge-offs for the same six months of 2011.

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

The Board and executive management recognize the increased inherent risks associated with lending during these difficult economic times; In order to mitigate these risks and better evaluate and serve our current and potential customers, a chief credit officer and a chief lending officer have been added to the executive management team along with the adoption of a more conservative philosophy of risk evaluation.

Notwithstanding the slow economic recovery and its negative effects on bank asset quality generally, our asset quality as of June 30, 2012 has improved as compared with year-end of 2011. Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned, were $13.1 million as of June 30, 2012 compared to $15.4 million as of December 31, 2011. The decrease in nonperforming assets occurred as a result of write-offs and increased reserves for both loans and other real estate owned. Management is taking aggressive actions to mitigate any further material losses related to nonperforming assets. As of June 30, 2012, the Company’s impaired loans with a valuation allowance amounted to $7.9 million, compared to $8.7 million as December 31, 2011. The valuation allowance related to the impaired loans was $1.8 million at June 30, 2012 and $1.3 million at December 31, 2011.

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

The Cardinal Bankshares Tier I capital position was $27.2 million at June 30, 2012, or 19.41% of risk-weighted assets. Total risk-based capital was $29.0 million or 20.67% of risk-weighted assets. The Bank of Floyd Tier I capital position was $21.1 million at June 30, 2012, or 15.65% of risk-weighted assets. Total risk-based capital was $22.8 million or 16.90% of risk-weighted assets.

Tier I capital consists primarily of common stockholders’ equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. To be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, both Cardinal Bankshares and Bank of Floyd are categorized as well capitalized at June 30, 2012.

In addition to the risk-based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements. The leverage ratio – or core capital to assets ratio – works in tandem with the risk-capital guidelines. The minimum leverage ratios range from three to five percent. At June 30, 2012, Cardinal Bankshares and Bank of Floyd leverage capital ratios were 10.09% and 7.91%, respectively.

During the first six months of 2012, Cardinal Bankshares and Bank of Floyd have seen an increase in deposits and a decrease in loans and provision for loan losses, while maintaining their history of being well capitalized and maintaining strong liquidity far exceeding minimum standards.

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

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Under the category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II, Item 1A of its Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Number	Description of Exhibit
3.(i)	Articles of Incorporation – incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on August 16, 1996.

3.(ii)	Bylaws of Registrant – incorporated by reference from the Registrant’s Annual Report filed on March 16, 2012.

10.1	Supplemental Executive Retirement Agreement between Registrant and Michael D. Larrowe dated May 15, 2012 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1359, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.*

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL BANKSHARES CORPORATION

/s/ Michael D. Larrowe
Michael D. Larrowe
President & Chief Executive Officer

/s/ J. Alan Dickerson
J. Alan Dickerson
Chief Financial Officer & Senior Vice President

Date: August 14, 2012

INDEX TO EXHIBITS

Number	Description of Exhibit
3.(i)	Articles of Incorporation – incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on August 16, 1996.

3.(ii)	Bylaws of Registrant – incorporated by reference from the Registrant’s Annual Report filed on March 16, 2012.

10.1	Supplemental Executive Retirement Agreement between Registrant and Michael D. Larrowe dated May 15, 2012 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1359, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.*

*	Furnished, not filed